Form 10-Q
period 2021-09-30
Finnovate Acquisition Corp.
filed 2021-12-20
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41012

FINNOVATE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The White House, 20 Genesis Close, George Town
Grand Cayman KY1 1208, Cayman Islands	KY1 1208
(Address of Principal Executive Offices)	(Zip Code)

+1 (347)743-4664

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and three-quarters of one Warrant	FNVTU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	FNVT	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50	FNVTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The registrant had 17,400,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding at December 20, 2021.

TABLE OF CONTENTS

		Page
PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	2
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from March 15, 2021 (Inception) Through September 30, 2021 (unaudited)	3
	Condensed Statement of Changes in Shareholder’s Equity for the Period from March 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
	Condensed Statement of Cash Flows for the Period from March 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEET as of September 30, 2021

(unaudited)

Assets
Deferred offering costs	$419,153
Total Assets	$419,153
Liabilities and Shareholder’s Equity
Current Liabilities:
Accrued offering costs	$321,304
Promissory note – related party	83,681
Total Liabilities	$404,985
Commitments and Contingencies (Note 8)
Shareholder’s Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding (1)	431
Additional paid-in capital	24,569
Accumulated deficit	(10,832)
Total Shareholder’s Equity	14,168
Total Liabilities and Shareholder’s Equity	$419,153

(1)	Includes up to 562,500 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period from March 15, 2021 (Inception) Through September 30, 2021

Formation, general and administrative expenses	$-	$10,832
Net Loss	$-	$(10,832)
Basic and diluted weighted average shares outstanding(1)	3,750,000	3,637,500
Basic and diluted net loss per Class B ordinary share	$-	$(0.00)

(1)	Excludes an aggregate of up to 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

	Ordinary Shares		Additional		Total
	Class B Shares	Class B Amount	Paid-in Capital	Accumulated Deficit	Shareholder’s Equity
Balance at March 15, 2021 (inception)	-	$-	$-	$-	$-
Issuance of shares of Class B ordinary shares to related parties (1)	4,312,500	431	24,569	-	25,000
Net loss during the period	-	-	-	(10,832)	(10,832)
Balance at March 31, 2021	4,312,500	$431	24,569	(10,832)	14,168
Net loss during the period	-	-	-	-	-
Balance at June 30, 2021 (unaudited)	4,312,500	$431	24,569	(10,832)	14,168
Net loss during the period	-	-	-	-	-
Balance at September 30, 2021 (unaudited)	4,312,500	$431	$24,569	$(10,832)	$14,168

(1)	Includes 562,500 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from March 15, 2021 (Inception) Through September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(10,832)
Changes in assets and liabilities:
Accrued offering costs	(14,168)
Net cash used in operating activities	(25,000)
Cash Flows from Financing Activities:
Proceeds from the issuance of Class B ordinary shares	25,000
Net cash provided by financing activities	25,000
Net change in cash	-
Cash-Beginning of period (inception)	-
Cash-End of period	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$321,304
Deferred offering costs included in promissory note – related party	$83,681

The accompanying notes are an integral part of these unaudited condensed financial statements.

Finnovate Acquisition Corporation

Notes to Condensed Financial Statements

For the Period from March 15, 2021 (Inception) Through September 30, 2021

(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

Finnovate Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000 in its IPO, which is described in Note 3. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable warrant (“Public Warrant”). Simultaneous with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Finnovate Sponsor, LP (our “Sponsor”) as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $7,900,000 from the sale of the Private Placement Warrants.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account as defined below (excluding the underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.20 per Unit sold in the IPO, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

The amount in the Trust Account is $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. Our initial shareholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares purchased in March 2021 (the “Founder Shares”, described in more detail in Note 5) and Public Shares held by them in connection with the completion of our Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Amended and Restated Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders rights or pre- Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 18 months from the closing of the IPO to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive it right to its underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.20 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay franchise and income taxes. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $0 in its operating bank account and a working capital deficit of $404,985. The Company’s liquidity needs up to September 2021 had been satisfied by payment from the Sponsor for the Founder Shares and a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”). As of September 30, 2021, the Company had drawn down $83,681 under the Promissory Note to pay for offering expenses. The Promissory Note was fully repaid as of November 8, 2021.

After consummation of the IPO on November 8, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $0.8 million. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (“Working Capital Loans”, described in more detail in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. On November 12, 2021, the Company borrowed $449,765 from the Sponsor through a Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds to pay existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the period from March 15, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period from March 15, 2021 (inception) through December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Registration Statement on Form S-1, filed with the SEC on October 15, 2021 and declared effective on November 3, 2021 (File No. 333-260261), which contains the initial audited financial statements and notes thereto for the period from March 15, 2021 (inception) to March 31, 2021 as filed with the SEC on October 15, 2021, and the Company’s Current Report on Form 8-K, which contains the Company’s audited balance sheet and notes thereto as of November 8, 2021, as filed with the SEC on November 12, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Smaller Reporting Company Status

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K under the Exchange Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s shares of common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30, and (2) the Company’s annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of its shares of common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of these financial statements with other public companies difficult or impossible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability, method as required by this accounting standard, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to the period when assets are realized or liabilities are settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in the operation of statement in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

There were no unrecognized tax benefits as of November 8, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of November 8, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of $0 as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the IPO that occurred on November 8, 2021 and that were charged to shareholder’s equity upon the completion of the IPO.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 562,500 ordinary shares that are subject to forfeiture if the underwriter’s over-allotment option is not exercised by the underwriter (see Note 6).

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for its outstanding warrants as equity-classified instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At November 8, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds to the Company of $150,000,000. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7). The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions.

Following the closing of the IPO on November 8, 2021, an aggregate of $153,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

On November 12, 2021, the Company consummated the sale of 2,250,000 Over-Allotment Units (as defined in Note 9) to the underwriter. Such Over-Allotment Units were sold at a price of $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed the additional private sale of an aggregate of 900,000 warrants (the “Additional Private Placement Warrants”) to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. The purchase price per Additional Private Placement Warrant was $1.00, generating additional aggregate gross proceeds to the Company of $900,000.

Following the closing of the over-allotment option and sale of Additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $175,950,000 was held in the Trust Account.

NOTE 4—PRIVATE PLACEMENT WARRANTS

Our Sponsor and EarlyBirdCapital agreed to purchase an aggregate of 7,900,000 Private Placement Warrants (7,400,000 bough by the Sponsor, and 500,000 bought by EarlyBirdCapital) at a price of $1.00 per Private Placement Warrant ($7,900,000 in the aggregate, or $8,800,000 if the underwriter’s over-allotment option is exercised in full) in a private placement that occurred simultaneously with the closing of the IPO. Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor have been added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 5—RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor paid $25,000 (approximately $0.006 per share) in consideration for 4,312,500 shares of Class B ordinary shares with par value of $0.0001. Up to 562,500 of these Founder Shares are subject to forfeiture by the Sponsor if the underwriter’s over-allotment option is not exercised, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO.

The Sponsor and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

EBC founder shares

In March 2021, the Company issued to EarlyBirdCapital and its designees an aggregate of 150,000 Class A ordinary shares at a price of $0.0001 per share. The Company estimated the fair value of the EBC founder shares to be $870 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their officers or partners, associated persons or affiliates.

Director shares

In October 2021, the Sponsor transferred 75,000 Founder Shares to the independent directors at a price of $0.0001 per share. The Company estimated the fair value of the EBC founder shares to be $451,111 based upon the price of the Founder Shares issued to the Sponsor.

Promissory Note — Related Party

In March 2021, the Sponsor issued an unsecured Promissory Note to the Company, pursuant to which the Company was permitted to borrow an aggregate principal amount of $250,000. As of September 30, 2021, the Company had drawn down $83,681 under the Promissory Note to pay for offering expenses. The Promissory Note was non-interest bearing, and the Promissory Note was fully repaid as of November 8, 2021, upon the closing of the IPO.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to an affiliate of the Sponsor for office space, secretarial and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company.

NOTE 6 — SHAREHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding, of which up to 562,500 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option is exercised, so that such shares will collectively represent 20% of the Company’s issued and outstanding ordinary shares after the IPO.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law.

The shares of Class B ordinary shares (Founder Shares) will automatically convert into shares of Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 7 — WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue any shares of Class A ordinary shares upon exercise of a warrant unless the share of Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO.

The Company will grant the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units and 1,687,500 redeemable warrants to cover over-allotments, if any, at the IPO price less the underwriting discount.

NOTE 8—COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any shares of Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. EarlyBirdCapital is entitled to an underwriting discount of $0.20 per Unit, or $3,000,000 in the aggregate (or $3,450,000 million in the aggregate if the underwriter’s over-allotment option is exercised in full), upon the closing of the IPO. EarlyBirdCapital will furthermore be entitled to an advisory fee equal to 3.5% of the gross proceeds of this offering for services that it will provide in connection with the consummation of the Company’s Business Combination. Upon completion of the Business Combination, $5,250,000 (or $6,037,500 if the underwriters’ over-allotment option is exercised in full) will be paid to EarlyBirdCapital from the funds held in the Trust Account.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified the following subsequent events related to the IPO.

On November 8, 2021, the Company consummated IPO of 15,000,000 Units. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and three-quarters of one redeemable Public Warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000. The Company granted underwriter a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any (“Over-Allotment Units”).

On November 8, 2021, simultaneously with the closing of the IPO on November 8, 2021, the Company completed the private sale of an aggregate of 7,900,000 Private Placement Warrants to our Sponsor, which purchased 7,400,000 such warrants, and the underwriter, which purchased 500,000 such warrants. The purchase price per Private Placement Warrant was $1.00, generating aggregate gross proceeds to the Company of $7,900,000.

On November 12, 2021, the Company consummated the sale of 2,250,000 Over-Allotment Units to the underwriter. Such Over-Allotment Units were sold at a price of $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed the additional private sale of an aggregate of 900,000 Warrants (the “Additional Private Placement Warrants to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. The purchase price per Additional Private Placement Warrants was $1.00, generating additional aggregate gross proceeds to the Company of $900,000.

Following the closing of the over-allotment option and sale of Additional Private Placement Warrants, a total of $175,950,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based Trust Account at Goldman Sachs & Co. , with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem our Public Shares if we do not complete our Business Combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination within 18 months from the closing of this offering, subject to applicable law.

On November 12, 2021, the Company borrowed $449,765 from the Sponsor under the Working Capital Loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. References to the “Company” or “we” refer to Finnovate Acquisition Corp. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on March 15, 2021 as a Cayman Islands corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). We have not yet selected any specific Business Combination target. The Company’s sponsor is Finnovate Sponsor L.P. (the “Sponsor”). We intend to capitalize on the ability of our management team, Sponsor and their respective affiliates to identify and acquire and advise a business that can benefit from their expertise and disciplined approach to capital allocation and investment oversight. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (“IPO”) and the private placement of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in a Business Combination:

■	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in our Class B ordinary shares resulted in the issuance of our Class A ordinary shares on a greater than one-to-one basis upon conversion of our Class B ordinary shares;

■	may subordinate the rights of holders of our Class A ordinary shares if shares of preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

■	could cause a change in control if a substantial number of shares of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

■	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

■	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, or otherwise incur significant debt, it could result in:

■	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

■	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

■	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

■	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

■	our inability to pay dividends on our ordinary or preferred shares;

■	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

■	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our Business Combination. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful.

Results of Operations and Known Trends or Future Events

The Company has neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and IPO. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO. The Company has selected December 31 as its fiscal year end.

For the three months ended September 30, 2021 and period from March 15, 2021 through September 30, 2021, we had a net loss of $0 and $10,832, respectively, which consisted of formation, general and administrative expenses incurred.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $0 in cash in its operating bank account, and a working capital deficit of $404,985.

Our liquidity needs up to September 30, 2021 had been satisfied through payment of $25,000 from the sale of 4,312,500 shares of Class B ordinary shares to our Sponsor in March 2021 (the “Founder Shares”) and the loan under an unsecured promissory note (the “Promissory Note”) from the Sponsor of up to $250,000. As of September 30, 2021, the Company had drawn down $83,681 under the Promissory Note to pay for offering expenses. The Promissory Note was fully repaid as of November 8, 2021.

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000 in its IPO. Simultaneously with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the representative of the underwriters in the IPO, generating gross proceeds of $7,900,000.

The Company granted the underwriter a 45-day option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any (“Over-Allotment Units”). On November 12, 2021, the Company completed the sale of 2,250,000 Over-Allotment Units to EarlyBirdCapital. Such Over-Allotment Units were sold at a price of $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed the additional private sale of an aggregate of 900,000 warrants (the “Additional Private Placement Warrants”) to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. The purchase price per Additional Private Placement Warrant was $1.00, generating additional aggregate gross proceeds to the Company of $900,000.

Following the closing of the over-allotment option and sale of Additional Private Placement Warrants (together, the “Over-Allotment Closing”), a total of $175,950,000 was held in a trust account (the “Trust Account”), located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. In addition, as of November 12, 2021, $1,366,943 of cash is not held in the Trust Account and is available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We will use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Any such loans would be on an interest-free basis. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. On November 12, 2021, the Company borrowed $449,765 from the Sponsor under the Working Capital Loans (as defined in Note 5 of the accompanying unaudited condensed financial statements).

We expect our primary liquidity requirements prior to our Business Combination to include approximately $280,000 for legal, accounting, and consulting costs in connection with any Business Combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; and $240,000 for administrative, financial and support services.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares (as defined in Note 1 of the accompanying unaudited condensed financial statements) upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2021.

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the IPO and the sale of the Private Placement Warrants and Additional Private Placement Warrants held in the Trust Account are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described under the heading “Risk Factors” in the final prospectus for our initial public offering (“IPO”) filed with the Securities and Exchange Commission on November 4, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Final Prospectus”), which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business and results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Final Prospectus, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 8, 2021, we consummated our IPO of 15,000,000 Units, each consisting of one share of Class A Ordinary Shares and three-quarters of one redeemable warrant (“Public Warrant”), each whole Public Warrant entitles the holder thereof to purchase one share of Class A Ordinary Shares at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating net proceeds to the Company of $150,000,000. The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-260261), filed with the SEC on October 15, 2021 and declared effective on November 3, 2021. We granted the Sponsor a 45-day option to purchase up to an additional 2,250,000 Units at the initial public offering price to cover over-allotments, if any, which if exercised in full would generate an additional $22,500,000 of gross proceeds to the Company.

On November 8, 2021, simultaneously with the consummation of the IPO, we consummated the private placement of an aggregate of 7,900,000 private placement warrants (“Private Placement Warrants”) consisting of (i) 7,400,000 warrants to Finnovate Sponsor L.P., our Sponsor, and (ii) 500,000 warrants to EarlyBirdCapital, Inc. (“EarlyBirdCapital”), at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7,900,000 (collectively, the “Private Placement”). No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, and (ii) are not subject to redemption (except in certain limited circumstances). If the Sponsor exercises its over-allotment option in full, the Sponsor and EarlyBirdCapital will purchase an aggregate of 900,000 Private Placement Warrants for additional aggregate gross proceeds to us of $900,000.

On November 12, 2021, the Company completed the sale of 2,250,000 Over-Allotment Units to the underwriter. Such Over-Allotment Units were sold at a price of $10.00 per Unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed the additional private sale of an aggregate of 900,000 Additional Private Placement Warrants to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. The purchase price per Additional Private Placement Warrant was $1.00, generating additional aggregate gross proceeds to the Company of $900,000.

The net proceeds from the IPO of $175,950,000 were placed in the Trust Account. The net proceeds of the IPO are invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. There has been no material change in the expected use of the net proceeds from our IPO as described in our Final Prospectus.

In March 2021, the Sponsor agreed to loan us up to $250,000 to cover expenses related to IPO pursuant to the Promissory Note. The Promissory Note is non-interest bearing and payable upon the completion of the IPO. As of the date of the IPO we had borrowed an aggregate of $168,641 under the Promissory Note, which was repaid in full as of November 8, 2021.

At the closing of the IPO, we paid a total of $3,000,000 in underwriting discounts and commissions and $721,912 for other costs and expenses related to the IPO. In addition, the underwriter is entitled to an advisory fee equal to $5,250,000 for services that it will provide in connection with (and subject to) the consummation of the Business Combination transaction. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ David Gershon	Chairman and Chief Executive Officer	December 20, 2021
David Gershon	(principal executive officer)

/s/ Ron Golan	Chief Financial Officer	December 20, 2021
Ron Golan	(principal financial and accounting officer)

