Form 10-K
period 2021-12-31
Finnovate Acquisition Corp.
filed 2022-04-12
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-41012

Finnovate Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41012	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The White House, 20 Genesis Close,

George Town, Grand Cayman KY1 1208,

Cayman Islands

(Address of principal executive offices, including zip code)

+1 (347)743-4664

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share	FNVT	The Nasdaq Stock Market LLC

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	FNVTW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share and three-quarters of a redeemable warrant	FNVTU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the registrant did not exist and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s units began trading on the Nasdaq Global Market on November 4, 2020. The registrant’s ordinary shares and warrants began separately trading on December 8, 2021.

As of April 12, 2022, 17,400,000. Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

FINNOVATE ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “company” or “our company” are to Finnovate Acquisition Corp., a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association ;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“directors” are to our current directors and director nominees;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering;

●	“EBC founder shares” are to the 150,000 Class A ordinary shares that we have issued to EarlyBirdCapital and its designees in a private placement prior to our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“founders shares” are to our 4,312,500 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public (of which 75,000 shares were transferred to our independent directors) and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on November 8, 2021, which is filed as an exhibit to this Annual Report;

●	“management” or our “management team” are to our officers and directors;

●	“private warrants” are to the warrants which were issued and sold to our sponsor and EarlyBirdCapital in a private placement which occurred simultaneously with the closing of our initial public offering (including warrants that were issued as a result of the over-allotment option being exercised in full), as well as any warrants that may be issued upon conversion of working capital loans;
●

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or hereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) which were sold in our initial public offering;

●	“sponsor” is to Finnovate Sponsor L.P., a Delaware limited partnership;

●	“trust account” is the U.S.-based trust account at Goldman Sachs & Co. which is maintained by Continental Stock Transfer & Trust Company acting as trustee trust into which the proceeds of our initial public offering were placed;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“working capital loans” are working capital loans that may be provided to us by our sponsor, an affiliate of our sponsor or certain of our officers and directors, up to $1,500,000 of which may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, including with a technology-based business that is domiciled or centered in Israel, that carries out all or a substantial portion of its activities in Israel, or that have some other significant Israeli connection;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in Israel;

●	risks associated with acquiring a financial-technology-oriented business in Israel;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our current financial performance or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

General

We are a blank check company incorporated on March 15, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. To date, we have not selected any specific business combination target.

We may pursue a business combination target in any business or industry and across any geographical region, including technology-based businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection, whether Israeli-developed technology, Israeli headquarters, substantial Israeli operations and/or historical Israeli roots.

Industry Opportunity

We believe that current trends in the high technology, innovation and complex manufacturing sectors in Israel provide very attractive acquisition opportunities which are consistent with our acquisition strategy. The growing Israeli ecosystem includes companies at development stages spanning from the startup phase to a greater degree of maturity in the scale-up business phase. The following factors contribute to our belief that we can leverage the unique talents of our management team, our sponsor and their respective affiliates to identify and complete an acquisition consistent with our investment criteria and acquisition strategy.

Highly successful Israeli high-tech market. Often referred to as the “Start-Up Nation,” Israel has become one of the most concentrated geographic centers for technological innovation. Although it has a population of just over nine million and a gross domestic product, or GDP, of approximately $401.9 billion in 2020 (according to the World Bank) and which is projected to grow by approximately 6.3% in 2021, 4.9% in 2022 and 4% in 2023. (as forecast by the OECD), in recent years Israel has been one of the most successful countries in developing technology and advanced manufacturing processes driven by technology. Under the OECD R&D Intensity Index (which measures investment in research and development, or R&D, as a ratio of GDP), Israel ranks first in the world, with its national spending on R&D at 4.9% of its GDP (as of 2018), according to the February 2020 publication of the OECD Directorate for Science, Technology and Innovation. According to the 2020 annual report of the Israel Innovation Authority (the “IIA 2020 annual report” and the “IIA” respectively) and according to the IIA’s 2021 Innovation Report , over 4,500 Israeli high-tech companies have reached the “growth stage” or “revenue stage” in 2020. In addition, Israeli technology companies’ exports have also risen consistently and reached almost $50 billion in 2020 – representing more than 43% of total Israeli exports. Approximately 15% of Israel’s GDP is derived from technology companies.

Dynamic, adapting Israeli innovation ecosystem. Israeli entrepreneurs have continuously positioned themselves as global leaders in a variety of fields, repeatedly being able to identify the emergence of new trends and segments early on, maintaining Israel’s position at the forefront of global innovation. For example, Israel’s innovation ecosystem produced hundreds of solutions addressing the unique challenges of COVID-19. These solutions included, among others, cyber-defense products designed to identify and thwart attacks in times of increased virtual presence and remote working environments, remote farm management systems and helping the elderly shelter under stay-at-home orders. The key sectors in which Israeli entrepreneurs have continued to position themselves as global leaders in 2020 and 2021 were artificial intelligence, cyber security and defense, fintech and the “Internet of Things”. Food-tech and agro-tech also remain key growth areas. These sectors are at the cutting edge of global innovation and have been promoted by the Israeli government through various government initiatives.

Maturing Israeli high-tech landscape. We believe that a growing number of companies within the Israeli innovation ecosystem would benefit from access to the capital markets, specifically through “going public” transactions. Over the last decade, the scale-up of existing companies has been a sustained trend in the Israeli high-tech industry, replacing the establishment of new start-up companies as the main driver of growth. We believe the maturity of companies in the Israeli high-tech ecosystem is evidenced by their ability to attract larger investments and retain capital in sectors such as artificial intelligence, cyber security, defense and fintech, trends which continued throughout 2021 and continue into 2022 despite the impact of COVID-19.

According to reports published by Israeli financial press, Israeli startups raised more than $2.2 billion during the month of April 2021 alone, which was the second successive month in which Israeli startups raised more than $2 billion, after raising $2.8 billion in March 2021. In total, Israeli tech companies raised $25.6 billion in 2021.

According to the 2021 Annual Report of the IVC Research Center (“IVC 2021 Report”), $25.6 billion was invested in 773 Israeli high tech deals in 2021, with an average deal size of $33 million, an increase of almost 150% from the total investment in 2020. According to the IVC 2021 Report, there were 77 deals of over $100 million each compared to 20 such deals in 2020. These $100 million plus deals totaled $14 billion – 55% of the total capital raised in 2021. During 2021, fintech companies captured 22 of such deals, compared to just five deals of similar size in 2020, making it the largest sector after cybersecurity in terms of total amount invested in Israeli high tech. Of the amount raised in 2021, foreign investments surpassed previous records, raising $18.6 billion, which represented 73% of total capital invested. We believe these investments are indicative of a pipeline of potential companies that have reached, or will reach shortly, the level of maturity that will enable them to turn to the capital markets as a viable next step in their lifecycle.

Attributes of the Israeli high-tech ecosystem that have contributed to its enhanced position include:

Highly innovative—According to the State of Innovation report as published in April 2019 by PwC and Start-Up Nation Central, there are more than 6,600 start-up companies in Israel, which is 14 times the concentration of start-ups per capita in Europe. Israel ranks seventh in the world overall on the Bloomberg 2021 Innovation Index and first in the R&D Intensity category, fifth in the High-Tech Density category and eighth in the Patent Activity category. This community of entrepreneurs, from a country with approximately 0.1% of the world’s population, attracts the highest rate of venture capital funding per capita in the world ($674 per capita in 2018 according to a report by Start-up Nation Central).

Educated and skilled workforce—According to 2017 OECD data, Israel is the third most educated country in the world behind only Japan and Canada, but ahead of the United States and South Korea. Israel has a very high percentage of engineers and scientists per capita and a very high ratio of university degrees and academic publications per capita, and ranks first in the world in the Researcher Concentration category in the Bloomberg 2021 Innovation Index. Israel has a high quality educational system and is among the most educated societies in the world, having been ranked 19th overall in the 2019 Education Index included in the United Nations Development Programme’s 2020 Human Development Report.

Tax Incentives—The Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, enables companies operating in Israel to benefit from a reduced company tax rate and investment grants, if certain conditions are met.13 Another incentive program offered by the government provides employment grants for R&D centers and large enterprises operating in Israel covering on average 25% of the employer’s cost of salaries for each new employee over a four-year period.

R&D Development hub for most of the world leading companies—As an entrepreneurial powerhouse and a hotbed for skilled labor, many of the world’s leading multinational companies have chosen Israel to set up major R&D and innovation centers. Microsoft, Google, Apple (three R&D centers), Amazon, Facebook, Ebay, SAP, IBM, Motorola, Berkshire-Hathaway, Intel, HP, Siemens, GE, GM, VW, Philips, Cisco, Applied Materials, J&J, EMC and Toshiba are just some of the more than 200 multinational corporations which are benefiting from a stream of acquisition and expansion opportunities in Israel. Such high concentration of many of the world’s most innovative companies in a small geographic space creates a professional ecosystem that enjoys a “spillover” effect creating wave after wave of startups led by experienced professionals brought up in strong and disciplined corporate cultures.

Government support—The Israeli government founded the Technology Incubator Program in 1991. According to a report issued by Deloitte’s Israeli affiliate, in 2016 there were over 25 technological and biotechnological incubators across the country, all of which have subsequently been privatized. The incubators offer government funding of up to 85% of early stage project costs for two years. So far, more than 1,100 projects have graduated from the incubators, with over 45% successfully attracting additional investments from other investors. In 2019, the IIA announced a streamlining of its investment and support programs to help nurture companies from seed to early stage, thus minimizing the risk to the investor and helping the projects develop into more complete technology companies. In addition, the IIA has an International Collaboration Division bringing funding and support from the European Union to Israeli companies through international cooperation and incentive programs as well as a groundbreaking collaboration program for smart cities with the city of Fukuoka, Japan. The principal support program provided by the IIA is the R&D Fund, which offers financial support for between 20% to 50% of the costs of an approved R&D program. The IIA also participates in bi-national funds, which are joint R&D programs with foreign counterparts such as China, Canada and the United States that grant financial assistance to Israeli companies for up to 50% of their R&D costs.

Strong venture capital and private equity industries—Israel’s innovation and start-up industry is complemented by flourishing venture capital and private equity sectors. The most active investors in Israeli high-tech companies in 2021 were foreign-based venture capital firms, including some of the world’s largest tech investors, such as Insight Partners (participated in 49 rounds), Bessemer Venture Partners (participated in 23 rounds), and Tiger Global Partners (participated in 16 rounds). This level of participation illustrates the breadth of innovative industries in Israel and the sustained attractiveness of such companies to foreign investors.

Notwithstanding the foregoing, effecting a business combination with a company located in Israel, or another jurisdiction outside of the United States, could subject us to a variety of risks that may negatively influence our operations. See the Risk Factor titled “If we effect a business combination with a company located in Israel or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations” for more information on the risks attendant to acquiring a target business. Furthermore, if we determine to acquire a target business located outside of Israel, the positive aspects of consummating a business combination in Israel would not be applicable to our business going forward.

Acquisition Strategy

Our acquisition strategy is to identify and complete a business combination by exploiting what we believe is an untapped opportunity and offer a public-ready business a vehicle through which to enter the public marketplace, access capital markets and advance its business. We intend to focus on Israel-related companies, including companies focused on payments, insuretech, wealthtech, regtech, digital banking, fintech as a service (FAAS), banking as a service (BAAS), cyber area for financial institutions, blockchain and crypto, algo-trading and exchanges, and lending and credit line platforms, that have a proven model of commercial success and a track record in generating and growing revenues, and, in some cases, profits. We will also seek to identify companies that are developing disruptive technology with strong market potential in other verticals and geographies. We believe that we are uniquely positioned to leverage our sponsor’s and its affiliates’ successful track record of helping technology companies grow into large, successful publicly-traded entities, and their deep network of contacts and corporate relationships around the world, and in our target region, Israel, in particular. Our management team members have significant experience in executing transactions under varying economic and financial market conditions, allowing their network of contacts and corporate relationships to grow through sourcing, acquiring and financing businesses, and thereafter maintaining relationships with sellers, financing sources and target management teams. We intend to rely on the expertise of our management team, our sponsor and their affiliates and their proven deal- sourcing capabilities to provide us with a strong pipeline of potential targets.

We believe that our management team’s experiences in evaluating assets through investing and company building will enable us to source the highest quality targets. Our selection process will leverage the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. We also anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including, among others, large business enterprises seeking to divest noncore assets or divisions. Together with our network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Investment Criteria

Consistent with our acquisition strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet one or more of these criteria and guidelines. We intend to focus on targets with the following attributes:

●	Attractive, growth business

●	Disruptive technology

●	Business with revenue and earnings growth potential

●	Strong competitive industry position

●	Strong target management team

●	Appropriate valuation

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews with customers and suppliers, and inspection of facilities, as well as review of financial and other information which will be made available to us.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor), and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have in the past operated and invested in leading Israeli, global technology companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that this network of contacts and relationships and this experience will help us to identify attractive Israel related technology-based businesses that can benefit from access to the public markets, and to execute complex business combination transactions, thereby enhancing shareholder value. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We believe that we are uniquely positioned to leverage our sponsor’s, affiliates’ and management team’s successful track record growing Israeli technology companies into large, successful publicly-traded entities, and their deep network of relationships in Israel, as strong competitive advantages. We intend to utilize our management’s and sponsor’s expertise and their respective proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets.

We believe that our management team’s and directors’ experiences in evaluating assets through investing and company building will enable us to source the highest quality targets. Our selection process will leverage the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Our management team consists of professionals and senior operating executives of various companies with decades of experience and industry exposure in various Israeli high-tech industries. Based on our management team’s extensive experience and industry exposure, we believe we will be able to identify, evaluate the risk and reward of and execute on attractive acquisition opportunities.

In addition to our experienced management team, the partners of our sponsor have a strong track record both in the technology sector in general and in Israeli investments in particular, and are characterized by their investment expertise, deep technology company relationships and benevolent activism. One such limited partner is Stanley Hutton Rumbough, a private investor and descendant of Edward Francis Hutton, the founder of EF Hutton. Mr. Rumbough was most recently a founding investor in the Israel-based INX platform for digital tokens and trading.

Significant Activities Since Inception

On November 8, 2021, we consummated our initial public offering of 15,000,000 units and, on November 12, 2021, issued an additional 2,250,000 units pursuant to the underwriter’s full exercise of their over-allotment option. Each unit consists of one Class A ordinary share and three-quarters of a redeemable warrant of the Company, each warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000 and $22,500,000 at the respective closings.

Simultaneously with the closing of our initial public offering and the closing of the underwriter’s full exercise of their over-allotment option, we completed the private sale of an aggregate of 8,243,038 and 556,962 private warrants, respectively, to our sponsor and EarlyBirdCapital at a purchase price of $1.00 per private warrant, generating gross proceeds to us of $8,243,038 and $556,962, respectively.

Following the respective closings, a total of $153,000,000 and $22,950,000 were placed in U.S.-based trust account at Goldman Sachs & Co. which is maintained by Continental Stock Transfer & Trust Company acting as trustee.

Our units began trading on November 4, 2021 on the Nasdaq Capital Market, or Nasdaq, under the symbol “FNVTU.”

Our Class A ordinary shares and warrants began trading on December 8, 2021 on Nasdaq under the symbols “FNVT” and “FNVTW,” respectively.

Competitive Strengths

Status as a Public Company

We believe that our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds available in our trust account in an amount of approximately $175,950,000 plus interest assuming no redemptions (following the payment of $3,450,000 million to the underwriters as underwriting fees in our initial public offering) and after payment of $6,037,500 of advisory fees to be paid to EarlyBirdCapital in connection with the business combination before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public and the private placement of private warrants, our shares, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our initial public offering have invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We Have Not Identified a Specific Target Business

To date, we have not selected a target business with which to consummate our business combination. Additionally, we have not engaged or retained any agent or other representative to identify or locate prospective target companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there was no basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read Annual Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital, Inc. as described elsewhere in this Annual Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the fee of $3,000 that we pay each month to our sponsor pursuant to an Administrative Services Agreement described in “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report, the repayment of any loans provided by the sponsor or its affiliates and reimbursement of any out-of-pocket expenses.

Additionally, we may in the future pay a customary financial consulting fee to our sponsor or an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Investment Criteria.”

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on such factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate several possible structures for a business combination. We may structure our business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

As an alternative to serving as the legal acquiring entity in a business combination transaction, we may instead serve as the target company from a legal perspective. In that case, our shareholders will receive shares of the acquiring company in exchange for their ordinary shares of our company, and the acquiring company would succeed us as a publicly traded company. There may be various tax and other ramifications to the business combination transaction being effected in accordance with that alternative structure.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, we believe that their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

If we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any general meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the EBC founder shares will not have conversion rights with respect to the EBC founder shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of this offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months from the closing of this offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time frame.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, and EarlyBirdCapital has agreed, pursuant to the underwriting agreement relating to this offering that they will not propose or vote in favor of any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this prospectus or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,250,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of this offering and the sale of the private warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,250,000 from the proceeds of this offering and the sale of the private warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $650,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $650,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency laws, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this prospectus, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing of this offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to this offering that will apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association will contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing of this offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of this offering or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our founders shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to complete our initial business combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of this offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.20 per share), including accrued interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. Such purchases will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. None of the funds in the trust account will be used to purchase shares in such transactions.	If we are unable to complete our initial business combination within 18 months from the closing of this offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (which is initially anticipated to be $10.20 per share), including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of any interest withdrawn in order to pay taxes on the income earned on the trust account (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there will be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our sponsor, who will be our only remaining shareholder after such redemptions.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.20 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Facilities

We currently maintain our executive offices at The White House, 20 Genesis Close, George Town, Grand Cayman KY1 1208, Cayman Islands. In addition, we have entered into an administrative services agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of $3,000 per month. We consider our current office space adequate for our current operations.

Employees

As of the date of this Annual Report, we have three (3) officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors

.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	If a large number of our public shareholders request their shares to be redeemed for cash in a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The prescribed time frame of 18 months for our business combination may give potential target businesses leverage over us in negotiating a business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	Nasdaq rules require that our initial business combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in our trust account.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic.

●	If we do not complete our initial business combination within the prescribed time frame, our public shareholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the per-share redemption amount to less than $10.20 per share.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	A “group” of shareholders that holds in excess of 15% of our Class A ordinary shares will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares (assuming we do not conduct a tender offer for our shares in connection with a business combination transaction).

●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 18 months, that could limit the amount available to fund our search for a business combination target.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements, which may make it difficult for us to complete our initial business combination.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual general meeting until after the completion of our initial business combination; Our public shareholders do not have the right to appoint directors prior to the consummation of our business combination.

●	Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	The target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

●	We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may give rise to increased costs and risks.

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

●	We do not have a specified maximum redemption threshold, so we may complete a business combination with which a substantial majority of our shareholders do not agree.

●	We may seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

●	Certain agreements related to our initial public offering may be amended without shareholder approval.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome.

●	Resources could be wasted in researching acquisitions that are not completed.

●

Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Risks Relating to the Post-Business Combination Company

●	If we effect a business combination with a company located in Israel or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country.

●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	We may have limited ability to assess the management of a prospective target business.

●	Our management may not be able to maintain control of a target business after our initial business combination.

Risks Relating to our Management Team

●	We are dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occurs, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18 month period. Depending upon when we identify a potential target business, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and in particular during the last year, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combinations, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We expect to need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 18 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market prior to the vote on our initial business combination, although they are under no obligation or duty to do so. Please see “Effecting a Business Combination — Comparison of redemption or purchase prices in connection with our initial business combination and if we fail to complete our initial business combination — Other Permitted Purchases of Public Shares by our Affiliates” for a description of how such persons will determine from which shareholders to seek to acquire securities. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to (1) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met, or (3) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our public shares or public warrants may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private warrants and filed a Current Report on Form 8-K attaching an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 18 months, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund those activities.

We believe that the funds available to us outside of the trust account after the closing of our initial public offering, together with funds available from loans from our sponsor or its affiliates, are sufficient to allow us to operate for at least the next 18 months; however, we cannot assure you that our estimate is accurate, and our sponsor or its affiliates are under no obligation to advance additional funds to us. Of the net proceeds of our initial public offering and the sale of the private warrants, only approximately $1,250,000 is available to us initially outside the trust account to fund our working capital requirements.

We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from our sponsor or certain of its affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern and our ability to consummate our initial business combination transaction.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the completion of our initial business combination. Our public shareholders do not have the right to appoint directors prior to the consummation of our Business Combination and do not have the right to call a general meeting.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also do not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, during that time period, holders of a majority of our founders shares may remove a member of the board of directors for any reason. Under our amended and restated articles of association, shareholders also do not have the right to call a general meeting.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

While we are focused upon a business combination including technology-based businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection, we nevertheless may pursue acquisition opportunities in any one of numerous industries or geographic locations. We will not, however, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, there is no basis for shareholders who invested in our initial public offering to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units, shares or warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private warrants, approximately $175,950,000 plus interest (assuming no redemption of Class A ordinary shares) will be available to complete our business combination and pay related fees and expenses (which fees will include up to approximately $6,037,500 for the payment of a fee to EarlyBirdCapital for its advisory services in connection with, and subject to, our consummation of the business combination transaction).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our shares who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law on a per share voting basis) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who currently beneficially own approximately 19.5% of our ordinary shares (excluding the EBC founder shares), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of its provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, directors (including director nominees), the registration rights agreement among us and our sponsor and the administrative and support services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding (i) the fee to be paid to EarlyBirdCapital as our advisor in connection with that transaction and (ii) taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private warrants are sufficient to allow us to complete our initial business combination, because we have not yet identified a specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and oligarchs, and the freezing of Russian assets. The sanctions include a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT”, the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, including but not limited to, the financial, energy, metals and mining, engineering, and defense and defense-related materials sectors. Such actions also may result in the decline of the value and liquidity of Russian securities, a weakening of the ruble. In response to sanctions, the Russian Central Bank raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Such actions could, for example, include restricting gas exports to other countries, seizure of U.S. and European residents’ assets, or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby potential business combination targets.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us or arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risks Relating to the Post-Business Combination Company

If we effect a business combination with a company located in Israel or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities in Israel, as we are planning to do, or elsewhere outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities in Israel or elsewhere outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, relevant provisions of Israeli Penal Law 5737-1977, the U.K. Bribery Act and other anti-corruption compliance laws and issues;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

In the event we acquire a non-U.S. target, such as an Israel-centered entity, as we are planning to do, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in our target region—Israel— fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of a business combination target may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination target’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination target’s management team will remain associated with the target following our initial business combination, it is possible that members of the management of a business combination target will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, board member or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of a target business may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a target business’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of the target business’s management team will remain associated with the target following our initial business combination, it is possible that members of the management of the target business will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and sponsor’s members and affiliates is presented in this Annual Report for informational purposes only. Past performance by our management team and sponsor’s members and affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our sponsor, other than our director Mitch Garber, have had management experience with blank check companies or special purpose acquisition corporations in the past.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent director also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance ,” “Directors, Executive Officers and Corporate Governance —Conflicts of Interest” and “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “ Directors, Executive Officers and Corporate Governance— Conflicts of Interest.” Such entities may compete with us for business combination opportunities.

Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting a Business Combination — Selection of a target business and structuring of a business combination” and such transaction was approved by a majority of our independent and disinterested directors.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Prior to our initial public offering, our sponsor purchased an aggregate of 4,312,500 founders shares for an aggregate purchase price of $25,000, of which 75,000 were transferred to our independent directors. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. As such, our sponsor currently beneficially owns approximately 19.5% of our issued and outstanding shares. The founders shares will be worthless if we do not complete an initial business combination. The founders shares — which are Class B ordinary shares — are identical to the Class A ordinary shares included in the units which were sold in our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares have the right to vote on the appointment of directors. In addition, the founders (Class B ordinary) shares are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing of our initial public offering nears, which is the deadline for the completion of our initial business combination.

Since our sponsor, officers and directors, senior consultant, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses whether or not our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Whether or not we complete our initial business combination, our sponsor, officers and directors, senior consultant, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “FNVTU”, “FNVT” and “FNVTW,” respectively. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities”, including our units, Class A ordinary shares and warrants. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Because each unit contains three-quarters of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains three-quarters of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant and if you purchase units in multiples of less than four, you will lose a fraction of a warrant. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants since the warrants will be exercisable in the aggregate for three-quarters of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our initial shareholders will control the appointment of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently beneficially own approximately 19.5% of our issued and outstanding ordinary shares (excluding the EBC founder shares ). In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Our sponsor paid an aggregate of $25,000, or $0.0058 per founders share and, accordingly, you will experience immediate and substantial dilution upon the purchase of our Class A ordinary shares.

The difference between our initial public offering price per share (allocating all of the unit purchase price to the Class A ordinary shares and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our initial public offering constitutes the dilution to investors in our Class A ordinary shares. Our sponsor acquired the founders shares at a nominal price, significantly contributing to this dilution. For example, upon the closing of our initial public offering, and assuming no value is ascribed to the warrants included in the units, public shareholders incurred an immediate and substantial dilution of approximately 96.8% (or $9.68 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share of negative $0.32 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founders shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founders shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founders shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If: (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the Warrant Agreement included as an exhibit to this Annual Report) of less than $9.20 per Class A ordinary share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the Warrant Agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants contained in our units, together with our founders shares and our private warrants, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

As part of the 17,250,000 units that we sold in our initial public offering, we issued warrants to purchase 12,937,500 Class A ordinary shares, with an exercise price of $11.50 per warrant (subject to adjustment as provided herein), and, simultaneously with the closing of our initial public offering, we sold in a private placement an aggregate of 8,800,000 private warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our sponsor currently holds 4,237,500 founders shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors provide us with any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. The private warrants are identical to the warrants sold as part of the units in our initial public offering except that the private warrants, for so long as they are held by our sponsor, EarlyBirdCapital or their respective affiliates: (1) may not (including the Class A Ordinary Shares issuable upon exercise of the private warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the Company’s initial business combination and (2) are entitled to certain registration rights (including the Class A ordinary shares issuable upon exercise of the private warrants).

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founders shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

There is currently a limited market for our securities, which would adversely affect the liquidity and price of our securities.

Shareholders have limited access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel, Maples and Calder (Cayman) LLP, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

An investment in our securities may result in uncertain or adverse United States federal income tax consequences.

An investment in our securities may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering are issuing in this offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the three-quarters of one warrant included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. See the section titled “Income Tax Considerations” in the prospectus forming part of the registration statement on Form S-1 (File No. 333-260261) filed with the SEC on October 15, 2021 for a summary of the principal United States federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since holders of our founders shares are the only shareholders of the company that have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Holders of our founders shares are the only shareholders of the company that have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and currently comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

If we are unable to consummate our initial business combination within 18 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering, we will distribute the aggregate amount then on deposit in the trust account including accrued interest (less up to $100,000 of the net interest earned thereon to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

The warrants that are part of the units that we issued in our initial public offering and the private warrants, together with our grant of registration rights to our sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

We issued warrants to purchase 12,937,500 ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the 17,250,000 units, offered in our initial public offering. Furthermore, simultaneously with the closing of our initial public offering, we issued to our sponsor and EarlyBirdCapital in a private placement an aggregate of 8,800,000 private warrants. Each warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private warrants.

Pursuant to an agreement which was entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, management team and their permitted transferees can demand that we register the resale of their founders shares beginning at the time of our initial business combination. In addition, our sponsor and EarlyBirdCapital, as the holders of our private warrants, and their permitted transferees can demand that we register the resale of their private warrants, and the issuance of the Class A ordinary shares upon exercise of the private warrants. Holders of warrants that may be issued upon conversion of working capital loans, may demand that we register the resale of those warrants, or the issuance of Class A ordinary shares upon exercise of those warrants. Furthermore, EarlyBirdCapital and its designees, as the holders of the EBC founder shares, also are entitled to “piggyback” registration rights whereby they may request the registration of the resale of their EBC founder shares as part of an offering that will be conducted by us or by our other shareholders.

The potential issuance of shares underlying our various groups of warrants, together with the foregoing registration rights with respect to those shares and other shares, will allow, potentially, a significant, additional number of our Class A ordinary shares to become available for trading in the public market. That potential development may have an adverse effect on the market price of our Class A ordinary shares even without there being actual additional issuances or resales. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. The shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected from the potential resale of the Class A ordinary shares owned by our sponsor or EarlyBirdCapital, or issuable upon exercise of the private warrants or conversion of working capital loans or their respective permitted transferees. Those resales are enabled by the registration rights.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founders shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of ordinary shares, including 500,000,000 Class A ordinary shares, par value $0.0001 per share, and 50,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 5,000,000 preferred shares, par value $0.0001. As of the date of this Annual Report, there are 482,600,000 and 45,687,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants, and 5,000,000 authorized but unissued preferred shares available for issuance.

We may issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preferred shares, par value $0.0001 per share. There are currently 482,600,000 and 45,687,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of outstanding Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are currently no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary share in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

●	may significantly dilute the equity interest of our current shareholders;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding following the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the EBC founder shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, a partner or affiliate of our sponsor, or any of our officers or directors. This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception, as defined under the rules. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in, migrate to or merge with and into another entity as surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in, migrate to or merge with and into another entity as surviving company in, the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holder to pay such taxes. Shareholders or warrant holder may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company incorporated under the laws of the Cayman Islands with limited operating results. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination and, as a result, may never generate any operating revenues.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in our initial public offering only if we consummate our initial business combination. The private warrants purchased by EarlyBirdCapital and its designees and the EBC founder shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing services to us in connection with an initial business combination.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative and support expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

We currently maintain our executive offices at The White House, 20 Genesis Close, George Town, Grand Cayman KY1 1208, Cayman Islands. In addition, we have entered into an administrative services agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of $3,000 per month. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “FNVTU,” “FNVT” and “FNVTW,” respectively. Our units commenced public trading on November 4, 2021, and our Class A ordinary shares and warrants each commenced public trading on December 8, 2021.

(b)	Holders

On April 7, 2022, there was no holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of record of our warrants (on a stand-alone basis, apart from our units).

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In March 2021, we issued to our sponsor an aggregate of 4,312,500 Class B ordinary shares for an aggregate purchase price of $25,000, of which 75,000 were transferred to our independent directors, as follows: 25,000 shares to Nadav Zohar, 25,000 shares to Mitch Garber and 25,000 shares to Gustavo Schwed.

In March 2021, we issued to EarlyBirdCapital and its designees 150,000 Class A ordinary EBC founder shares for nominal consideration.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as further described herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the EBC founder shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private warrants issued to our sponsor, a partner or affiliate of our sponsor, or any of our officers or directors.

With certain limited exceptions, the founders shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until 180 days after the completion of our initial business combination.

Furthermore, all founders shares will also be released from lock-up, if sooner than the above, on the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Substantially concurrently with the closing of our initial public offering and the full exercise of the over-allotment option by the underwriter, we completed the private sale of an aggregate of 8,800,000 private warrants. Our sponsor purchased 8,243,038 of these warrants and EarlyBirdCapital purchased 556,962 of these warrants. The purchase price per private warrant was $1.00, generating aggregate gross proceeds to the company of $8,800,000. The private warrants are identical to the warrants sold in our initial public offering except that the private warrants, for so long as they are held by our sponsor, EarlyBirdCapital or their respective affiliates: (1) may not (including the Class A Ordinary Shares issuable upon exercise of the private warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until after the completion of the Company’s initial business combination and (2) are entitled to certain registration rights (including the Class A ordinary shares issuable upon exercise of the private warrants).

Use of Proceeds

A total of $175,950,000, comprised of the proceeds from the closings of our initial public offering, the full exercise of the over–allotment option by the underwriter and sale of private warrants, including $6,037,500 of the underwriter’s advisory fee in connection with the initial business combination, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-260261), dated November 3, 2021, which was declared effective by the SEC on November 3, 2021.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this section, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (our “initial business combination”).

We consummated our initial public offering on November 8, 2021 and are currently in the process of locating suitable targets for our initial business combination.

The issuance of additional shares in an initial business combination:

■	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in our Class B ordinary shares resulted in the issuance of our Class A ordinary shares on a greater than one-to-one basis upon conversion of our Class B ordinary shares;

■	may subordinate the rights of holders of our Class A ordinary shares if shares of preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

■	could cause a change in control if a substantial number of shares of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

■	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

■	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, or otherwise incur significant debt, it could result in:

■	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

■	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

■	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

■	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

■	our inability to pay dividends on our ordinary or preferred shares;

■	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared and our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

■	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and for other purposes, and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

We completed the sale of 15,000,000 units (the “public units” and, with respect to the ordinary shares included in the public units being offered, the “public shares”) at $10.00 per public unit on November 8, 2021. Simultaneous with the closing of the initial public offering, we completed the sale of 7,900,000 private placement warrants (the “private warrants”) at a price of $1.00 per private warrant in a private placement to Finnovate Sponsor, LP (our “sponsor”) as well as to EarlyBirdCapital, Inc., generating gross proceeds of $7,900,000 from the sale of the private warrants.

On November 12, 2021, we closed on the full exercise of the underwriters’ over-allotment option which resulted in the sale of an additional 2,250,000 public units for additional gross proceeds to us of $22,500,000 and aggregate initial public offering and over-allotment gross proceeds of $172,500,000. Simultaneously with the exercise of the over-allotment, the sponsor purchased an additional 900,000 private warrants which resulted in additional gross proceeds of $900,000 and aggregate private placement proceeds from the initial public offering and over-allotment of $8,800,000.

Following the closing of the initial public offering on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per public unit) from the net proceeds of the sale of the public units in the IPO and the sale of the private warrants was placed in a trust account, located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”), and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets.

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2021, relates to our formation and initial public offering that occurred on November 8, 2021, and, since the completion of the initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the year ended December 31, 2021, we had a net loss of $639,546 consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside our trust account of $1,011,771, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

As noted above, pursuant to our initial public offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 public units at a price of $10.00 per public unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of private warrants were placed in the trust account such that the trust account held an aggregate of $175,900,000, or $10.20 per public unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2021, $175,952,102 of the initial public offering proceeds were held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post initial business combination entity. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of December 31, 2021, we had $449,765 of outstanding borrowings under the working capital loan.

We expect our primary liquidity requirements prior to our initial business combination to include approximately $280,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $75,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $54,000 for administrative and support services; and approximately $841,000 for working capital that will be used for miscellaneous expenses and reserves, including D&O insurance.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the trust account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific initial business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing to complete our initial business combination either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares (as defined in Note 1 of the accompanying unaudited condensed financial statements) upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an administrative services agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of $3,000 per month.

We have engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist us in holding meetings with our shareholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining shareholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of our initial public offering (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Annual Report, with those considered critical outlined below. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the balance sheet.

Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. Our redeemable ordinary shares are comprised of Class A shares sold in the initial public offering. Our non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the sponsor. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net loss, allocated proportionally to each class of ordinary shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the initial public offering since exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of the initial public offering and the private placement, including amounts in the trust account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accountants on accounting or financial disclosure matters since inception.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
David Gershon	56	Chairman of the Board and Chief Executive Officer
Ron Golan	57	Director and Chief Financial Officer
Jonathan Ophir	44	Chief Investment Officer
Uri Chaitchik	51	Senior Consultant
Mitch Garber	56	Director
Gustavo Schwed	60	Director
Nadav Zohar	55	Director

David Gershon, Chairman and Chief Executive Officer. Professor Gershon was appointed as a professor at the business school of the Hebrew University of Jerusalem in 2017. In 2018, Prof. Gershon founded the Gershon Fintech Center at the Hebrew University of Jerusalem. Mr. Gershon serves as a director of Gershon Capital Ltd. (since 2010). Prof. Gershon is the founder and served as the Chief Executive Officer of SuperDerivatives Inc., a cloud-based real time market data company that provides derivatives technology and valuation services for the financial and commodity markets, from 1999 until 2014 when it was sold to the Intercontinental Exchange. Prior to that, from 1998 to 2000, Prof. Gershon served as Global Head of Exotic Options at Barclays Capital at their London headquarters. Early in his career, Prof. Gershon worked at Barclays Capital New York from 1997 to 1998 and at Deutsche Bank New York from 1994 to 1996. Prof. Gershon has received numerous awards, including CEO of the Year by Acquisition International in 2016. He was also ranked among the top 50 most influential people in financial technology by the Institutional Investor magazine in each year from 2004 to 2015. Professor Gershon holds a B.Sc in Physics and Mathematics from Tel Aviv University, M.Sc in Physics from the Weizman Institute, MBA in Finance from the Tel Aviv University, Ph.D in Physics from the Tel Aviv University and M.Sc in Finance from Kellog School of Management.

Ron Golan, Chief Financial Officer. Mr. Golan has more than twenty years of experience in investment banking and capital markets. Mr. Golan serves as a director of GCM Capital LTD (since April 2019), GCM Advisors LTD (since April 2019) and as a Trustee of the British Friends of Kishorit, a UK charity (since November 2019). From 2017 to 2019, Mr. Golan was a Managing Director at VTB Capital Plc, based in London with responsibility for coverage of Israel and Africa. From 2013 to 2015, Mr. Golan was global co-head of investment banking at Renaissance Capital, based in London, where he helped develop the firm’s international business. Prior to that, from 1997 to 2012, Mr. Golan worked for Morgan Stanley as a member of the Morgan Stanley real estate funds and private equity investment teams before serving as the head of investment banking and capital markets at Morgan Stanley for Israel, Central and Eastern Europe, and Africa. Mr. Golan holds an MBA from Harvard Business School

Jonathan Ophir, Chief Investment Officer. Mr. Ophir is an seasoned investment professional~~,~~ with more than fifteen years of international experience in investment management, mergers and acquisitions, finance and law. Mr. Ophir is currently the CEO of Finova Capital, a hedge fund he founded in 2019 that specializes in digital assets and blockchain technology investments. Mr. Ophir also currently serves as a director of TrafficPoint, a company focused on consumer decision-making processes by interacting with relevant products and services platforms. Prior to founding Finova Capital, Mr. Ophir served in a variety of positions at Altshuler Shaham Investment House, a leading $75 billion Israeli asset manager, from February 2013 until March 2019, including head of the credit division, investment committee member, credit committee member and board member. Mr. Ophir also served as Executive Vice President at the U.S. real estate group of Kushner Companies from January 2020 until June 2021, as VP of Investments at Origo Investments G.P. an Israeli private equity/debt fund from March 2010 until January 2013, as an investment banker for Raymond James Financial, a publicly traded company on the NYSE (NYSE: RJF), from September 2008 until October 2009, and as a lawyer for Paul Weiss Rifkind, Wharton & Garrison LLP in New York City from September 2005 until August 2008. Mr. Ophir holds a LL.M. in law and Executive M.B.A. from New York University, and an LL.B. in law and B.A. in economics from Tel- Aviv University. Mr. Ophir is admitted to practice law in both Israel and New York State Bar.

Uri Chaitchik, Senior Consultant. Mr. Chaitchik is an entrepreneur and investor with twenty five years of experience in the high-tech, real estate, shipping and upscale art markets. Mr. Chaitchik has served as Chief Executive Officer of Netivim ASP Ltd., a real estate company listed on the Tel Aviv Stock Exchange, since 1999Mr. Chaitchik is currently the Chairman of the Board of Directors of TrafficPoint. Mr. Chaitchik also serves as a director of Aiola, a virtual advisor for sales teams utilizing dialogue systems (WhatsApp/Teams/Slack) focused on obtaining AI driven insights to improve key performance indicators.

Mitch Garber, Director. Mr. Garber was CEO of Paysafe (formerly Optimal Payments), from 2003 to 2006, PartyGaming Plc / PartyBwin from 2006 to 2008 and Caesars Interactive Entertainment and Caesars Acquisition Company from 2009 to 2017. Under his leadership at Caesars, Mr. Garber purchased, developed and ultimately sold Playtika, an Israeli-based mobile games business. Mr. Garber is the Chairman of Invest in Canada (since 2018), the Canadian agency responsible for foreign investment in Canada. Mr. Garber also serves as a director of Rackspace Technology (since 2016), Aiola (since 2020), Shutterfly (since 2019), Fosun Fashion Group (since 2019), and Apollo Strategic Growth Capital (since 2021). He is also a director of Artisan Acquisition Corp. (since 2021) a blank check company like our company. From 2015 to 2020, Mr. Garber was the non-executive Chairman of Cirque du Soleil. Mr. Garber is a minority owner and executive committee member of the NHL Seattle Kraken. Mr. Garber holds a BA from McGill University, a JD and an honorary doctorate from the University of Ottawa and was awarded the prestigious Order of Canada in 2019.

Gustavo Schwed, Director. Mr. Schwed is a professor of management practice at the Leonard N. Stern School of Business, New York University and a visiting professor at Princeton University. Mr. Schwed currently serves on the Board of Managers of Swarthmore College, where he is a member of the Finance, Development and Communications, Audit, and Investment Committees and is on the Board of Oliver Scholars, where he is Treasurer and Chair of the Finance Committee. Mr. Schwed also is the Chairman of the Venture Capital and Private Equity Committee of Swarthmore’s Investment Committee, in charge of selection of private equity and venture capital managers for the College’s endowment. Prior to his academic career, Mr. Schwed had a 24-year career in the venture capital and private equity industries. From 2004 to 2012, Mr. Schwed was a partner and Managing Director at Providence Equity Partners, the world’s largest private equity firm specializing in media and telecommunications. Working in the London office of Providence Equity Partners, he was one of the partners responsible for the firm’s European business. While at Providence Equity Partners, Mr. Schwed led, among other deals, the largest leveraged buyout in European history at the time. Mr. Schwed was also a member of the firm’s Valuation Committee and Portfolio Committee, which was responsible for the oversight of the firm’s portfolio of over fifty companies. From 1998 to 2004, Mr. Schwed was a Managing Director of Morgan Stanley Private Equity, where he launched and ran the firm’s Latin American private equity business out of the firm’s Sao Paulo office and became the Chairman of the firm’s Global Emerging Markets Fund, Morgan Stanley’s vehicle for private equity investing in Latin America, Asia, and Central Europe. Mr. Schwed subsequently moved to London where he became one of three partners running Morgan Stanley’s European private equity business and a member of the investment committee. From 1995 to 1998, Mr. Schwed was an Executive Director at Bassini, Playfair + Associates (BPA). He began his post MBA career at the New York office of Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette (DLJ) where he developed the firm’s practice in medical devices venture investing. Professor Schwed holds a BA with High Honors from Swarthmore College and an MBA from the Stanford University Graduate School of Business.

Nadav Zohar, Director. Mr. Zohar is the Chairman of LRC Europe, a property and property technology company with €6 billion in assets under management. Since 2006, Mr. Zohar has been the ultimate beneficial owner of Impact Equity, an advisory and investment firm specializing in Israeli-related technology investing. Since joining Impact Equity, Mr. Zohar has advised it on several transactions including: an investment in Soluto Inc., which was sold to Asurian Inc. for approximately $130 million in 2013; an investment in REE Automotive, which became a public company in 2021 through a merger with blank check company 10X Capital (Nasdaq Ticker VCVC) for a combined value of about $3.1 billion in 2021; the sale of Eglue, a customer service technology company to Nice (Nasdaq Ticker NICE); and, the sale of Intellinx, an enterprise security technology company to Bottomline Inc. (Nasdaq Ticker EPAY). In addition, he advised XLMedia (London XLM) in pre-IPO and IPO matters and Delek Global Real Estate in its IPO on the AIM market in London. Mr. Zohar has also served as Chairman of Stoa Inc., a property technology company based in Phoenix, Arizona, since 2017. Additionally, he currently serves on the Board of Allot Communications, a Nasdaq listed company based in Tel Aviv. Mr. Zohar has over 24-years of experience in the venture capital and investment banking industries. From 2014 to 2018, Mr. Zohar was the head of business development for Gett, a European ride hailing platform where he was responsible for the strategic partnership and $300 million fund raise from VW. From 2007 to 2008, Mr. Zohar served as COO of Delek Global Real Estate. Prior to that, from 1999 to 2006, Mr. Zohar was an Executive Director at Morgan Stanley responsible for building the investment banking business in Israel as part of the global technology team. While at Morgan Stanley, from 2005 to 2006, Mr. Zohar was part of the Morgan Stanley Private Equity coverage group which provided leveraged buyout advice to leading European private equity firms, a role he held after serving in the European Banking Operations Office from 2003 to 2005, working with the head of banking, Bob Bradway, to restructure the banking operation after the dot-com market crash in 2000. From 1996 to 1999, Mr. Zohar was a Vice President at Lehman Brothers International where he advised European Telecommunication companies on European wide consolidation efforts and investments. From 1991 to 1996, Mr. Zohar was an associate at Gouldens Solicitors (now Jones Day). Mr. Zohar holds a LLB with Honors from Reading University and a Master of Finance from the London Business School where he graduated with merit.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to consummation of our initial public offering, holders of our founders shares appointed each of our directors for a two-year term. Holders of our public shares do not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of our independent directors, Gustavo Schwed, Mitch Garber and Nadav Zohar, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee is entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors or our senior consultant has received any cash compensation for services rendered to us. Each of our independent director invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor. In addition, our sponsor, officers and directors, senior consultant, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules, we have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised of independent directors. Under Nasdaq listing rule 5615(b)(1), a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We have established an audit committee of the board of directors. Gustavo Schwed, Mitch Garber and Nadav Zohar each serve as members of our audit committee and Nadav Zohar serves as its chairman. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Nadav Zohar qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Gustavo Schwed and Mitch Garber each serve as members of our compensation committee and Nadav Zohar serves as its chairman. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each member of our compensation committee meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The independent director who will participate in the consideration and recommendation of director nominees are Gustavo Schwed, Mitch Garber and Nadav Zohar. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place at this time.

Prior to our initial business combination, in the event of a vacancy in our board of directors, the board will also consider director candidates recommended for nomination by holders of our ordinary shares, for appointment by the remaining members of our board then still serving. During the entire period until our initial business combination, only holders of our Class B ordinary shares, and not holders of our Class A ordinary shares, will have the right to appoint members of our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors will consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because our Class A ordinary shares were not registered under the Exchange Act during the year ended December 31, 2021, during that year, there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be, subject to their fiduciary duties under Cayman Islands law, required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our officer and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

David Gershon	Gershon Capital Ltd	Family office	Chairman

Ron Golan	GCM Capital LTD	Strategic advisory	Director

	GCM Advisors LTD	Strategic advisory	Director

	British Friends of Kishorit	UK Charity	Trustee

Jonathan Ophir	Finova Capital	Hedge Fund	Chief Executive Officer

	TrafficPoint Ltd.	Consumer decision-making processes company	Director

Mitch Garber	Invest in Canada	Government agency for foreign investment	Chairman

	Artisan Acquisition Corp.	Asian special purpose acquisition company	Director

	Rackspace Technology Inc.	Cloud computing	Director

	Shutterfly LLC.	Photography and image sharing	Director

	Fosun Fashion Group	Fashion industry	Director

	Apollo Strategic Growth Capital	Special purpose acquisition company	Director

	Aiola Ltd.	Software development	Director

	Great Canadian Gaming Corp.	Gaming and entertainment	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Directors, Executive Officers and Corporate Governance .”

77

●

Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private warrants will be subject to the following transfer restrictions:

○	The founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) 180 days after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

○	With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our sponsor until after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founders shares and any public shares held by them in favor of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

As we are a Cayman Islands exempted company, the laws of the Cayman Islands will be relevant to the provisions relating to indemnification of our directors and officers. Although the Companies Act (As Revised) of the Cayman Islands does not specifically restrict a Cayman Islands exempted company’s ability to indemnify its directors or officers, it does not expressly provide for such indemnification either. Certain Commonwealth case law (which is likely to be persuasive in the Cayman Islands), however, indicates that the indemnification is generally permissible, unless there had been willful default, willful neglect, breach of fiduciary duty, unconscionable behavior or behavior which falls within the broad stable of conduct identifiable as ‘equitable fraud’ on the part of the director or officer in question.. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors out of our assets against any liability incurred in their capacities as such, as a result of any act or failure to act in carrying out their functions, except through their own actual fraud, willful default or willful neglect.

No such director or officer shall be liable to us for any loss or damage in carrying out their functions unless that liability arises through the actual fraud, willful neglect or willful default of such director or officer.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with our officers and directors and with our senior consultant.

Our officers, directors and senior consultant have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions in our amended and restated memorandum and articles of association as well as the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our officers or directors or our senior consultant has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor. In addition, our sponsor, officers and directors, senior consultant, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of April 12, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers, directors and director nominees; and

●	all our officers, directors and director nominees as a group.

Beneficial ownership is presented in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally reflects voting and/or investment power with respect to our ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants, as those warrants are not exercisable within 60 days of April 12, 2022.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Finnovate Sponsor, LP and affiliated entities(3)	4,237,500 (4)		19.5%
Saba Capital Management, L.P. (5)	1,315,265		6.1%
Directors and Executive Officers
David Gershon	—		—
Ron Golan	—		—
Mitch Garber	25,000	(4)		*
Gustavo Schwed	25,000	(4)		*
Nadav Zohar	25,000	(4)		*
Jonathan Ophir	—		—

All officers, directors and director nominees as a group (six individuals)	75,000 (4)		0.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is The White House, 20 Genesis Close, George Town, Grand Cayman KY1 1208, Cayman Islands.

(2)	Beneficial ownership percentage is calculated on the basis of 21,712,500 Class A ordinary shares (which includes 4,312,500 Class A ordinary shares issuable upon conversion of an equivalent number of Class B ordinary shares) as of April 12, 2022. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below.

(3)	The shares reported in this row are held of record by our sponsor, Finnovate Sponsor L.P., a Delaware limited partnership. Finnovate Sponsor LLC, a Delaware limited liability company that is wholly-owned by Mr. Gershon, Mr. Golan and Mr. Uri Chaitchik, serves as the sole general partner of our sponsor. Mr. Gershon, Mr. Golan and Mr. Chaitchik serve as the directors of the general partner, and make all investment and voting decisions by majority vote. The limited partnership interests of our sponsor are held by various individuals and entities. Mr. Gershon, Mr. Golan and Mr. Chaitchik disclaim beneficial ownership of the securities held by our sponsor other than to the extent of their direct or indirect pecuniary interest in such securities. Each of our officers, directors and director nominees are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor. Mr. Chaitchik serves the company as Senior Consultant.

(4)	These shares consist solely of founders shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis, subject to adjustment as described in section “Recent Sales of Unregistered Securities”

(5)	Based on the Schedule 13G filed with the SEC on November 12, 2021, the ordinary shares are beneficially owned by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, each of which has a business office address of 405 Lexington Avenue, 58th Floor, New York, New York 10174. The funds and accounts advised by Saba Capital have the right to receive the dividends from and proceeds of sales from the ordinary shares.

Prior to our initial business combination, only holders of our founders shares will have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their current beneficial ownership block of approximately 19.5%, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Concurrently with the closings of our initial public offering, our sponsor and EarlyBirdCapital purchased, in the aggregate, 8,800,000 private warrants at a price of $1.00 per warrant ($8,800,000) in a private placement. Our sponsor purchased 8,243,038 of these warrants and EarlyBirdCapital purchased 556,962 of these warrants. Each whole private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 18 months from the closing of our initial public offering, the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. If the private warrants are held by holders other than our sponsor, EarlyBirdCapital or their respective permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

Our sponsor, officers and directors and senior consultant are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Certain Relationships and Related Transactions, and Director Independence” in our prospectus for additional information regarding our relationships with our promoters.

Transfers of Founders Shares and Private Warrants

The founders shares and private warrants and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement to be entered into by our initial shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

(i) in the case of the founders shares, until 180 days after the completion of our initial business combination. The founders shares will also be released from lock-up, if sooner than the above, on the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property

(ii) in the case of the private warrants, and the Class A ordinary shares underlying such warrants, until after the completion of our initial business combination.

The above-described transfer restrictions are subject to an exception, in each case, for transfers (a) to our officers or directors, any affiliates or family members of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited partnership agreement, as amended, upon liquidation of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

The holders of the EBC founder shares are subject to a lock-up restriction, which will remain in effect until three months after the completion of our initial business combination.

Registration Rights

The holders of the founders shares, private warrants (and shares underlying the private warrants), EBC founder shares and warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares), are entitled to registration rights pursuant to an agreement signed on the effective date of our initial public offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these Class B ordinary shares are to be released from their transfer restrictions. The holders of a majority of the EBC founder shares, private warrants (and shares underlying the private warrants) and warrants issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital and its designees may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement for our initial public offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement for our initial public offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Notwithstanding the registration rights described above, the EBC founder shares and private warrants (and shares underlying the private warrants) purchased by EarlyBirdCapital and its designees have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). In addition, the EBC founder shares and private warrants (and shares underlying the private warrants) purchased by EarlyBirdCapital and its designees may not be sold, transferred, assigned, pledged or hypothecated or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a 180-day period following the effective date of our final initial public offering prospectus except to any selected dealer participating in the offering and the bona fide officers or partners of the underwriter and any such participating selected dealer.

Officer and Director Compensation

None of our officers or directors or our senior consultant has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor. In addition, our sponsor, officers and directors, senior consultant, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2021, our sponsor purchased 4,312,500 founders shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share. A total of 75,000 founders shares were transferred to our independent directors following their appointment.

Our sponsor has purchased, in a private placement that occurred simultaneously with the closing of our initial public offering, an aggregate of, 8,208,164 private warrants at a price of $1.00 per private warrant ($8,208,164 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these warrants will generally not be transferable or salable until after the completion of our initial business combination.

The founders shares constitute 25% of the public shares sold in our initial public offering. Our sponsor did not purchase any units in our initial public offering.

We entered into an Administrative Services Agreement on November 8, 2021, pursuant to which we pay our sponsor $3,000 per month for office space, utilities and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, our sponsor will be paid $3,000 per month ($54,000 in the aggregate) for office space, utilities and administrative support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor.

As more fully discussed in “Directors, Executive Officers and Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our sponsor, officers and directors, senior consultant or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

As of the date of the final prospectus in our initial public offering, our sponsor had agreed to loan us up to $250,000 under a promissory note to be used for a portion of the expenses of the initial public offering. We repaid this promissory note in full on November 8, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the sponsor or an affiliate of the sponsor may, but is not obligated to, provide us with working capital loans. Any such loans would be on an interest-free basis. If we complete an initial business combination, we may repay the working capital loans out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. At the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post initial business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private warrants. As of December 31, 2021, we had $449,765 of outstanding borrowings under such working capital loans.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of those loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants issued and sold to our sponsor in a private placement which occurred simultaneously with the closing of our initial public offering. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founders shares, private warrants, EBC founder shares and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Registration Rights.”

We entered into indemnity agreements with each of our officers and directors and our senior consultant, a form of which is filed as an exhibit to this Annual Report. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Transactions Policies

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. Our Code of Ethics is available on our website.

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private warrants held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $250,000 in loans that may be made to us by our sponsor to cover offering-related and organizational expenses;

●	Repayment of an aggregate of up to $1,500,000 in working capital loans that may be made to us by our sponsor to cover working capital needs;

●	Payment to our sponsor of $3,000 per month for office space, utilities and administrative support services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of those loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers or directors, or our or their affiliates

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of our independent directors, Gustavo Schwed, Mitch Garber and Nadav Zohar, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee will each be entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totaled $154,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(2)	Financial Statement Schedules: None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the registrant and EarlyBirdCapital, Inc., as underwriter.(1)
1.2	Business Combination Marketing Agreement, dated November 8, 2021, by and between the Registrant and EarlyBirdCapital, Inc., as advisor (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Class A Ordinary Share Certificate.(5)
4.3	Specimen Warrant Certificate.(6)
4.4	Warrant Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant.(7)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Letter Agreement, dated November 8, 2021, by and among the Registrant, its officers and directors and Finnovate Sponsor LP.(8)
10.2	Investment Management Trust Agreement, dated November 8, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant.(9)
10.3	Registration Rights Agreement, dated November 8, 2021, by and between the Registrant and certain security holders.(10)
10.4	Administrative Services Agreement, dated November 8, 2021, between the Registrant and Finnovate Sponsor, L.P.(11)
10.5.1	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant and Finnovate Sponsor US LP.(12)
10.5.2	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant and EarlyBirdCapital, Inc.(13)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.(14)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(2)	Incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(3)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(4)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(5)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(6)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(8)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(9)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(10)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(11)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(12)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(13)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-260261) filed with the SEC on October 15, 2021

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

FINNOVATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Finnovate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Finnovate Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 15, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 12, 2022

FINNOVATE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
Current assets
Cash	$1,011,771
Prepaid expenses and other	367,528
Total Current Assets	1,379,299
Investment held in Trust Account	175,952,102
Other assets	302,083
Total Assets	$177,633,484

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accrued expenses	$165,737
Accrued offering costs	46,894
Due to related party	6,000
Total Current Liabilities	218,631
Working capital loan – related party	449,765
Total Liabilities	668,396

Commitments and Contingencies	-
Class A ordinary shares subject to possible redemption, 17,250,000 shares at December 31, 2021, at redemption value of $10.20 per share	175,950,000

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding	431
Additional paid-in capital	1,654,188
Accumulated deficit	(639,546)
Total Shareholder’s Equity	1,015,088
Total Liabilities and Shareholder’s Equity	$177,633,484

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from March 15, 2021 (inception) through December 31, 2021
Formation, general and administrative expenses	$190,972
Loss from Operations	(190,972)

Other income (expense)
Excess fair value of Founder Shares transferred to Directors	(450,676)
Interest earned on Investment held in Trust Account	2,102
Total other income (expense)	(448,574)

Net Loss	$(639,546)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	3,159,760
Basic and diluted net loss per redeemable ordinary share	$(0.09)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,769,264
Basic and diluted net loss per non-redeemable ordinary share	$(0.09)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 15, 2021 (inception)			-	-	-	-	-
Issuance of shares of Class B ordinary shares to Sponsor			4,312,500	431	24,569	-	25,000
Issuance of Representative Shares	150,000	15	-	-	855	-	870
Sale of Private Placement Warrants			-	-	8,800,000	-	8,800,000
Remeasurement of Class A redeemable shares to redemption value			-	-	(7,171,236)		(7,171,236)
Net Loss			-	-	-	(639,546)	(639,546)
Balance - December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net Loss	$(639,546)
Excess fair value of Founder Shares transferred to Directors	450,676
Interest earned on Investment held in Trust Account	(2,102)
Changes in operating assets and liabilities:
Prepaid and other	(669,611)
Accounts payable and accrued expenses	165,737
Accrued offering expenses	46,894
Due to Sponsor	6,000
Net cash used in operating activities	(641,952)

Cash Flows from Investing Activities:
Investment Held in Trust Account	(175,950,000)
Net cash used by investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from sale of Representative Shares	870
Proceeds from sale of Founder Shares	25,000
Proceeds from affiliate promissory note	618,406
Proceeds from sale of Units, net	169,050,000
Proceeds from sale of Private Placement Warrants	8,800,000
Payment of offering costs	(721,912)
Repayment of affiliate promissory note	(168,641)
Net cash provided by financing activities	177,603,723

Net change in cash	1,011,771
Cash at beginning of period	-
Cash at end of period	$1,011,771

Supplemental Disclosure of Non-Cash Financing Activities:
Remeasurement of Class A redeemable shares to redemption value	7,171,236

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Organization and General

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the full over-allotment resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $172,500,000, which is described in Note 3. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Finnovate Sponsor, LP (the “Sponsor”) as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”). On November 12, 2021, pursuant to the full exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $8,800,000 from the sale of the Private Placement Warrants.

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the Business Combination within 18 months from the closing of the IPO, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

Initial Business Combination

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

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

The amount in the Trust Account is $10.20 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares purchased in March 2021 (the “Founder Shares”, described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,011,771 in its operating bank account and working capital of $1,160,668. The Company’s liquidity needs up to December 31, 2021 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of December 31, 2021, the Company had $449,765 outstanding under the Working Capital Loan.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,011,771 as of December 31, 2021.

Investment Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account consisted of money market mutual funds in the amount of $175,952,102.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to Shareholder’s Equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fee, and $721,912 of other offering costs) have been charged to Shareholder’s Equity.

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholder’s equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Issuance costs related to redeemable Class A ordinary shares	(3,721,236)
Plus:
Remeasurement of carrying value to redemption value	7,171,236
Class A ordinary shares subject to possible redemption	$175,950,000

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recorded a full valuation allowance for all periods presented. As such the provisions for income taxes was $0 for the year ended December 31, 2021 and the deferred tax asset was $0 as of December 31, 2021.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. The Company’s redeemable ordinary shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net loss, allocated proportionally to each class of ordinary shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted loss per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Accordingly, basic and diluted loss per ordinary share as of December 31, 2021 is calculated as follows:

	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(291,645)	$(347,901)

Denominator:
Weighted-average shares outstanding	3,159,760	3,769,264
Basic and diluted net loss per share	$(0.09)	$(0.09)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASCU No. 2020-06 upon its incorporation. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments (“Over-Allotment Units” as defined in Note 9), if any, at the IPO price less the underwriting discounts and commissions. On November 12, 2021, the Company closed on the underwriters’ full exercise of their over-allotment option which resulted in the sale of an additional 2,250,000 Units. The IPO and subsequent over-allotment exercise generated gross proceeds of $172,500,000

Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 – PRIVATE PLACEMENT WARRANTS

The Sponsor and EarlyBirdCapital agreed to purchase an aggregate of 7,900,000 Private Placement Warrants (7,400,000 bought by the Sponsor, and 500,000 bought by EarlyBirdCapital) at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the closing of the IPO. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed an additional private sale of an aggregate of 900,000 warrants (the “Additional Private Placement Warrants”) to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. As a result of the IPO and subsequent over-allotment exercise, an aggregate of 8,800,000 Private Placement Warrants were sold (8,243,038 to the Sponsor and 556,962 to EarlyBirdCapital) for gross proceeds of $8,800,000.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor paid $25,000 (approximately $0.006 per share) in consideration for 4,312,500 shares of Class B ordinary shares with par value of $0.0001. Up to 562,500 of these Founder Shares were subject to forfeiture by the Sponsor if the underwriter’s over-allotment option was not exercised, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO. On November 12, 2021 the underwriter fully exercised the over-allotment option which resulted in the 562,500 shares no longer being subject to forfeiture.

The Sponsor and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

EarlyBirdCapital Founder Shares

In March 2021, the Company issued to EarlyBirdCapital and its designees an aggregate of 150,000 Class A ordinary shares (“EBC Founder Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the EBC Founder Shares to be $870 based upon the price of the Founder Shares issued to the Sponsor. The holders of the EBC Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Director Shares

In October 2021, the Sponsor transferred 75,000 Founder Shares to the independent directors (“Director Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the Director Shares to be $450,676 based upon the price of the Founder Shares issued to the Sponsor.

Related Party Loans

In March 2021, the Sponsor issued an unsecured Promissory Note to the Company, pursuant to which the Company was permitted to borrow an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing, and the Promissory Note was fully repaid as of November 8, 2021, upon the closing of the IPO.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had $449,765 of outstanding borrowings under the Working Capital Loan.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of December 31, 2021, the Company has accrued $6,000 under the agreement in Due to Related Party.

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment in the Company’s Trust Account consisted $175,952,102 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021:

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$175,952,102	$175,952,102	$-	$-
	$175,952,102	$175,952,102	$-	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully exercised this option which closed subsequent to the IPO.

EarlyBirdCapital earned an underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the IPO and subsequent exercise of the full over-allotment option.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 3.5%, or $6,037,500) of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable).

NOTE 8 – SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 150,000 shares of Class A ordinary shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of a Business Combination.

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

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the Public Warrants:

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2022.

Finnovate Acquisition Corp

By:	/s/ David Gershon
Name:	David Gershon
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ David Gershon	Chairman and Chief Executive Officer	April 12, 2022
David Gershon (Principal Executive Officer)

/s/ Ron Golan	Chief Financial Officer and Director	April 12, 2022
Ron Golan (Principal Financial and Accounting Officer)

/s/ Mitch Garber	Director	April 12, 2022
Mitch Garber

/s/ Gustavo Schwed	Director	April 12, 2022
Gustavo Schwed

/s/ Nadav Zohar	Director	April 12, 2022
Nadav Zohar

