Form 10-Q
period 2022-03-31
Finnovate Acquisition Corp.
filed 2022-05-16
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to___________

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

Yes ☒ No ☐

The registrant had 17,400,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding at May 16, 2022.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	3
	Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from March 15, 2021 (inception) through March 31, 2021 (unaudited)	4
	Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 (unaudited) and for the period from March 15, 2021 (inception) through March 31, 2021 (unaudited)	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from March 15, 2021 (inception) through March 31, 2021 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets
Current Assets
Cash	$760,526	$1,011,771
Prepaid expenses	410,726	367,528
Total Current Assets	1,171,252	1,379,299
Investments held in Trust Account	175,966,462	175,952,102
Prepaid expenses – non-current	211,458	302,083
Total Assets	$177,349,172	$177,633,484

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$77,360	$165,737
Accrued offering costs	-	46,894
Due to related party	17,689	6,000
Total Current Liabilities	95,049	218,631
Working capital loan – related party	449,765	449,765
Total Liabilities	544,814	668,396

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	175,950,000	175,950,000

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	15	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	1,654,188	1,654,188
Accumulated deficit	(800,276)	(639,546)
Total Shareholders’ Equity	854,358	1,015,088
Total Liabilities and Shareholders’ Equity	$177,349,172	$177,633,484

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 15, 2021 (inception) through March 31, 2021

Formation, general and administrative expenses	$175,090	$10,832
Loss from operations	(175,090)	(10,832)
Other income
Interest earned on Investment held in Trust Account	14,360	-
Total other income	14,360	-
Net loss	$(160,730)	$(10,832)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,400,000	61,765
Basic and diluted net loss per redeemable ordinary share	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	2,647,059
Basic and diluted net loss per non-redeemable ordinary share	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088

Net Loss	-	-	-	-	-	(160,730)	(160,730)
Balance – March 31, 2022	150,000	$15	4,312,500	$431	$1,654,188	$(800,276)	$854,358

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of shares of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Issuance of shares of Class A ordinary shares to EBC and Directors	150,000	15	—	—	(15)	—	—
Net Loss	—	—	—	—	—	(10,832)	(10,832)
Balance – March 31, 2021	150,000	$15	4,312,500	$431	$24,554	$(10,832)	$14,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31, 2022	For the period from March 15, 2021 (inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(160,730)	$(10,832)
Adjustments to reconcile cash used in operating activities:
Interest earned on Investment held in Trust Account	(14,360)
Deferred offering costs	—	(76,643)
Changes in operating assets and liabilities:
Prepaid expenses	47,427	—
Accounts payable and accrued expenses	(88,377)	—
Accrued offering expenses	(46,894)	62,475
Due to Sponsor	11,689	—
Net cash provided by operating activities	$(251,245)	$(25,000)

Cash flows from financing activities:
Payment of offering costs by Sponsor in exchange for Founder Shares	—	25,000
Net cash provided by financing activities	—	25,000

Net change in cash	$(251,245)	$—
Cash at beginning of period	1,011,771	—
Cash at end of period	$760,526	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$14,168
Deferred offering costs included in accrued offering costs	$—	$62,475

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Finnovate Sponsor, L.P. (the “Sponsor”) as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”). On November 12, 2021, pursuant to the full exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $8,800,000 from the sale of the Private Placement Warrants.

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the Business Combination within 18 months from the closing of the IPO, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Articles of Association (the “Amended and Restated Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO, in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders rights or pre-Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $760,526 in its operating bank account and working capital of $1,076,203. The Company’s liquidity needs up to March 31, 2022 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of March 31, 2022, the Company had $449,765 outstanding under the Working Capital Loan.

If the Company is not able to consummate a Business Combination before May 8, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before May 8, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Risks and Uncertainties

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

Management is currently evaluating the impact of such risks and has concluded that while it is reasonably possible that they could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 12, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $760,526 and $1,011,771 as of March 31, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $175,966,462 and $175,952,102, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to Shareholders’ Equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fee, and $721,912 of other offering costs) were charged to Shareholders’ Equity following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$172,500,000
Less:
Class A ordinary share issuance costs	(3,721,236)
Plus:
Remeasurement of carrying value to redemption value	7,171,236
Class A ordinary shares subject to possible redemption	$175,950,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Accordingly, basic and diluted loss per ordinary share as of March 31, 2022 is calculated as follows:

	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(128,806)	$(31,924)

Denominator:
Weighted-average shares outstanding	17,400,000	4,312,500
Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted loss per ordinary share as of March 31, 2021 is calculated as follows:

	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(247)	$(10,585)

Denominator:
Weighted-average shares outstanding	61,765	2,647,059
Basic and diluted net loss per share	$(0.00)	$(0.00)

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

NOTE 3 – INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments (“Over-Allotment Units” as defined in Note 9), if any, at the IPO price less the underwriting discounts and commissions. On November 12, 2021, the Company closed on the underwriters’ full exercise of their over-allotment option which resulted in the sale of an additional 2,250,000 Units. The IPO and subsequent over-allotment exercise generated gross proceeds of $172,500,000.

Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. The net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 – PRIVATE PLACEMENT WARRANTS

The Sponsor and EarlyBirdCapital agreed to purchase an aggregate of 8,243,038 Private Placement Warrants (7,400,000 bought by the Sponsor, and 500,000 bought by EarlyBirdCapital) at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the closing of the IPO. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed an additional private sale of an aggregate of 900,000 warrants (the “Additional Private Placement Warrants”) to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. As a result of the IPO and subsequent over-allotment exercise, an aggregate of 8,800,000 Private Placement Warrants were sold (8,243,038 to the Sponsor and 556,962 to EarlyBirdCapital) for gross proceeds of $8,800,000.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor paid $25,000 (approximately $0.006 per share) in consideration for 4,312,500 shares of Class B ordinary shares with par value of $0.0001. Up to 562,500 of these Founder Shares were subject to forfeiture by the Sponsor if the underwriter’s over-allotment option was not exercised, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO. On November 12, 2021 the underwriter fully exercised the over-allotment option which resulted in the 562,500 shares no longer being subject to forfeiture.

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

Director Shares

In October 2021, the Sponsor transferred 75,000 Founder Shares to the independent directors of the Company (“Director Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the Director Shares to be $450,676 based upon the price of the Founder Shares issued to the Sponsor.

Related Party Loans

In March 2021, the Sponsor issued an unsecured Promissory Note to the Company, pursuant to which the Company was permitted to borrow an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing, and the Promissory Note was fully repaid as of November 8, 2021, upon the closing of the IPO.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had $449,765 of outstanding borrowings under the Working Capital Loan in addition to $2,689 in invoices paid by the Sponsor on behalf of the Company that were not yet reimbursed. This $2,689 is contained in Due to Related Party and was reimbursed in May.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of March 31, 2022, the Company has accrued $15,000 under the agreement in Due to Related Party.

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2022, investment in the Company’s Trust Account consisted $175,966,462 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022:

	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$175,966,462	$175,966,462	$-	$-
	$175,966,462	$175,966,462	$-	$-

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 150,000 shares of Class A ordinary shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statements were issued. The Company identified no subsequent events as of the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (our “initial business combination”).

We consummated our initial public offering on November 8, 2021 (the “IPO”) and are currently in the process of locating suitable targets for our initial business combination.

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

We completed the sale of 15,000,000 units (the “public units” and, with respect to the ordinary shares included in the public units being offered, the “public shares”) at $10.00 per public unit on November 8, 2021. Simultaneous with the closing of the initial public offering, we completed the sale of 7,900,000 private placement warrants (the “private warrants”) at a price of $1.00 per private warrant in a private placement to Finnovate Sponsor, L.P. (our “sponsor”) as well as to EarlyBirdCapital, Inc., or EarlyBirdCapital, generating gross proceeds of $7,900,000 from the sale of the private warrants.

On November 12, 2021, we closed on the full exercise of the underwriters’ over-allotment option, which resulted in the sale of an additional 2,250,000 public units for additional gross proceeds to us of $22,500,000 and aggregate initial public offering and over-allotment gross proceeds of $172,500,000. Simultaneously with the exercise of the over-allotment, the sponsor purchased an additional 900,000 private warrants, which resulted in additional gross proceeds of $900,000 and aggregate private placement proceeds from the initial public offering and over-allotment of $8,800,000.

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

Results of Operations

As of March 31, 2022, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2022, relates to our formation and initial public offering that occurred on November 8, 2021, and, since the completion of the initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the three months ended March 31, 2022, we had a net loss of $160,730 consisting of $175,090 in formation, general and administrative expenses offset by $14,360 in interest gained on investment held in Trust Account.

For the period from March 15, 2021 (inception) to March 31, 2021, we had a net loss of $10,832 consisting entirely of formation, general and administrative expenses.

Liquidity and Going Concern

As of March 31, 2022, we had cash outside our trust account of $760,526 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to our initial business combination.

As noted above, pursuant to our initial public offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 public units at a price of $10.00 per public unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of private warrants were placed in the trust account such that the trust account held an aggregate of $175,900,000, or $10.20 per public unit, as of November 12, 2021. These funds are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2021, $175,952,102 of the initial public offering proceeds were held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post initial business combination entity. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of March 31, 2022, we had $449,765 of outstanding borrowings under the working capital loan.

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

If the Company is not able to consummate a Business Combination before May 8, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before May 8, 2023, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the private placement, including amounts in the trust account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described under the heading “Risk Factors” in our Form 10-K filed with the SEC on April 10, 2022 (the “Form 10-K”), which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business and results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Form 10-K, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ David Gershon	Chairman and Chief Executive Officer	May 16, 2022
David Gershon	(principal executive officer)

/s/ Ron Golan	Chief Financial Officer	May 16, 2022
Ron Golan	(principal financial and accounting officer)

