Form 10-Q
period 2022-09-30
Finnovate Acquisition Corp.
filed 2022-11-10
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☒ No ☐

The registrant had 17,400,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding at November 10, 2022.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021	4
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 15, 2021 (inception) through September 30, 2021	5
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 15, 2021 (inception) through September 30, 2021	6
	Unaudited Notes to Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		30

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	As of
	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current Assets
Cash	$556,544	$1,011,771
Prepaid expenses	408,421	367,528
Total Current Assets	964,965	1,379,299
Investments held in Trust Account	177,011,962	175,952,102
Prepaid expenses – non-current	-	302,083
Total Assets	$177,976,927	$177,633,484

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$145,610	$165,737
Accrued offering costs	-	46,894
Working capital loan – related party	449,765	-
Due to related party	32,464	6,000
Total Current Liabilities	627,839	218,631
Working capital loan – related party	-	449,765
Total Liabilities	627,839	668,396

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value at September 30, 2022 and December 31, 2021	177,011,962	175,950,000

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	15	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	592,226	1,654,188
Accumulated deficit	(255,546)	(639,546)
Total Shareholders’ Equity	337,126	1,015,088
Total Liabilities and Shareholders’ Equity	$177,976,927	$177,633,484

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, THE THREE MONTHS
ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the period from March 15, 2021 (inception) through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Formation, general and administrative expenses	$290,025	$-	677,782	10,832
Loss from operations	(290,025)	-	(677,782)	(10,832)

Other Income
Interest earned on Bank Account	1,618	-	1,922	-
Interest earned on Investment held in Trust Account	795,600	-	1,059,860	-
Total Other Income	797,218	-	1,061,782	-

Net Income (Loss)	$507,193	$-	384,000	(10,832)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,400,000	150,000	17,400,000	142,500
Basic and diluted net income (loss) per redeemable ordinary share	$0.02	-	0.02	(0.00)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	3,750,000	4,312,500	3,656,250

Basic and diluted net income (loss) per non-redeemable ordinary share	$0.02	$-	0.02	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM MARCH 15, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088
Net Loss	-	-	-	-	-	(160,730)	(160,730)
Balance – March 31, 2022	150,000	15	4,312,500	431	1,654,188	(800,276)	854,358
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(266,362)	-	(266,362)
Net Income	-	-	-	-	-	37,537	37,537
Balance – June 30, 2022	150,000	15	4,312,500	431	1,387,826	(762,739)	625,533
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(795,600)	-	(795,600)
Net Income	-	-	-	-	-	507,193	507,193
Balance - September 30, 2022	150,000	15	4,312,500	431	592,226	(255,546)	337,126

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of shares of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Issuance of shares of Class A ordinary shares to EBC and Directors	150,000	15	—	—	(15)	—	—
Net Loss	—	—	—	—	—	(10,832)	(10,832)
Balance – March 31, 2021	150,000	15	4,312,500	431	24,554	(10,832)	14,168
Net Income	—	—	—	—	—	—	—
Balance – June 30, 2021	150,000	15	4,312,500	431	24,554	(10,832)	14,168
Net Income	—	—	—	—	—	—	—
Balance – September 30, 2021	150,000	15	4,312,500	431	24,554	(10,832)	14,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM MARCH 15, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 15, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net income (loss)	$384,000	$(10,832)
Adjustments to reconcile cash used in operating activities:
Interest earned on Investment held in Trust Account	(1,059,860)	—
Deferred offering costs	—	(419,153)
Changes in operating assets and liabilities:
Prepaid expenses	261,190
Accounts payable and accrued expenses	(20,127)	—
Accrued offering expenses	(46,894)	321,304
Due to Sponsor	26,464	—
Net cash used by operating activities	$(455,227)	$(108,681)

Cash flows from financing activities:
Proceeds from Promissory Note – Related Party	—	83,681
Payment of offering costs by Sponsor in exchange for Founder Shares	—	25,000
Net cash provided by financing activities	$—	108,681

Net change in cash	$(455,227)	—
Cash at beginning of period	1,011,771	—
Cash at end of period	$556,544

Supplemental disclosure of cash flow information:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$—	$14,168
Deferred offering costs included in accrued offering costs	$—	$321,304
Deferred offering costs included in promissory note – related party	$—	$83,681
Remeasurement of Class A ordinary shares to redemption value	$1,061,962	—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $556,544 in its operating bank account and working capital of $337,126. The Company’s liquidity needs up to September 30, 2022 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of September 30, 2022, the Company had $449,765 outstanding under the Working Capital Loan.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 12, 2022. The interim results for the three months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $556,544 and $1,011,771 as of September 30, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of cash equivalents in the amount of $177,011,962 and $175,952,102, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	September 30, 2022	December 31, 2021
As of beginning of the period	$175,950,000	$—
Gross Proceeds	—	172,500,000
Less:
Class A ordinary shares issuance costs	—	(3,721,236)
Plus:
Remeasurement of carrying value to redemption value	1,061,962	7,171,236
Class A common stock subject to possible redemption	$177,011,962	$175,950,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. The Company’s redeemable ordinary shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income (loss), allocated proportionally to each class of ordinary shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Accordingly, basic and diluted income per ordinary share for the three months ended September 30, 2022 and September 30, 2021 is calculated as follows:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$406,455	$100,738	$-	$-

Denominator:
Weighted-average shares outstanding	17,400,000	4,312,500	150,000	3,750,000
Basic and diluted net income per share	$0.02	$0.02	$-	$-

Basic and diluted income (loss) per ordinary share for the nine months ended September 30, 2022 and the period from March 15, 2021 (inception) through September 30, 2021 is calculated as follows:

	For the nine months ended September 30, 2022		For the period from March 15, 2021 (inception) through September 30, 2021
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$307,731	$76,269	$(406)	$(10,426)

Denominator:
Weighted-average shares outstanding	17,400,000	4,312,500	142,500	3,656,250
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.00)	$(0.00)

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. These loans are due at the earlier of consummation of the Business Combination or May 8, 2023. As of September 30, 2022 and December 31, 2021, the Company had $449,765 of outstanding borrowings under the Working Capital Loan.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of September 30, 2022, the Company has accrued $27,000 under the agreement in Due to Related Party.

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment in the Company’s Trust Account consisted $177,011,962 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022:

	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$177,011,962	$177,011,962	$-	$-
	$177,011,962	$177,011,962	$-	$-

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 150,000 shares of Class A ordinary shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

Results of Operations

As of September 30, 2022, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2022, relates to our formation and initial public offering that occurred on November 8, 2021, and, since the completion of the initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2021.

For the three months ended September 30, 2022, we had net income of $507,193, consisting of $290,025 in formation, general and administrative expenses offset by $797,218 in interest gained on the Bank Account and the Investment held in Trust Account. For the nine months ended September 30, 2022, we had net income of $384,000, consisting of $677,782 in formation, general and administrative expenses offset by $1,061,782 in interest gained on the Bank Account and the Investment held in Trust Account.

For the period from March 15, 2021 (inception) to September 30, 2021, we had a net loss of $10,832, consisting entirely of formation, general and administrative expenses. For the three months ended September 30, 2021, the Company had no activity which generated results from operations.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had cash outside our trust account of $556,544 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to our initial business combination.

As noted above, pursuant to our initial public offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 public units at a price of $10.00 per public unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of private warrants were placed in the trust account such that the trust account held an aggregate of $175,900,000, or $10.20 per public unit, as of November 12, 2021. These funds are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2022, $177,011,962 of the initial public offering proceeds, and interest earned thereon, were held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post initial business combination entity. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of September 30, 2022, we had $449,765 of outstanding borrowings under the working capital loan.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the private placement, including amounts in the trust account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting of complex financial instruments as further described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the over-allotment option in our IPO. We have enhanced, and will continue to enhance, internal controls and procedures, including access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 12, 2022 (the “Form 10-K”), our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022 and on August 15, 2022 (the “Form 10-Q’s”), which information is incorporated herein by reference. Any of these factors could result in a significant or material adverse effect on our business. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business and results of operations. As of the date of this Quarterly Report on Form 10-Q, other than the additional risk factor added below, there have been no material changes to the risk factors disclosed in the Form 10-K and Form 10-Q’s, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may also cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

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

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ David Gershon	Chairman and Chief Executive Officer	November 10, 2022
David Gershon	(principal executive officer)

/s/ Ron Golan	Chief Financial Officer	November 10, 2022
Ron Golan	(principal financial and accounting officer)

