Form 10-K
period 2022-12-31
Finnovate Acquisition Corp.
filed 2023-04-13
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares, as reported on the Nasdaq, was $172,956,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.94).

As of March 20, 2023, 17,400,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

Highly successful Israeli high-tech market. Often referred to as the “Start-Up Nation,” Israel has become one of the most concentrated geographic centers for technological innovation. Although it has a population of just over 9.6 million people, Israel had a gross domestic product, or GDP, of approximately $401.9 billion in 2020 (according to the World Bank). Israel’s GDP grew by 8.6% in 2021 and by 6.5% in 2022. (However, the recent slowdown in the financial markets is expected to impact 2023, as the Bank of Israel’s January 2023 forecast for GDP growth in 2023 was only of 2.8%.) In recent years Israel has been one of the most successful countries in developing technology and advanced manufacturing processes driven by technology. Under the OECD R&D Intensity Index (which measures investment in research and development, or R&D, as a ratio of GDP), Israel ranks first in the world, with its national spending on R&D at 5.4% of its GDP (as of 2020), according to the February 2021 publication of the OECD Directorate for Science, Technology and Innovation. According to the 2022 annual report of the Israel Innovation Authority (the “IIA 2022 annual report” and the “IIA” respectively) and according to the IIA’s 2021 Innovation Report, over 4,500 Israeli high-tech companies have reached the “growth stage” or “revenue stage” in 2020 and 2021. In addition, Israeli technology companies’ exports have also risen consistently and reached 54% of total Israeli exports in 2021. Approximately 15% of Israel’s GDP is derived from technology companies.

Dynamic, adapting Israeli innovation ecosystem. Israeli entrepreneurs have continuously positioned themselves as global leaders in a variety of fields, repeatedly being able to identify the emergence of new trends and segments early on, maintaining Israel’s position at the forefront of global innovation. For example, beginning in 2020, Israel’s innovation ecosystem produced hundreds of solutions addressing the unique challenges of the COVID-19 pandemic. These solutions included, among others, cyber-defense products designed to identify and thwart attacks in times of increased virtual presence and remote working environments, remote farm management systems and helping the elderly shelter under stay-at-home orders. The key sectors in which Israeli entrepreneurs have continued to position themselves as global leaders in 2022 were cyber security and defense, fintech, food-tech and agro-tech, automotive and the “Internet of Things”. These sectors are at the cutting edge of global innovation and have been promoted by the Israeli government through various government initiatives.

Maturing Israeli high-tech landscape. We believe that a growing number of companies within the Israeli innovation ecosystem would benefit from access to the capital markets, specifically through “going public” transactions. Over the last decade, the scale-up of existing companies has been a sustained trend in the Israeli high-tech industry, replacing the establishment of new start-up companies as the main driver of growth. We believe the maturity of companies in the Israeli high-tech ecosystem is evidenced by their ability to attract larger investments and retain capital in sectors such as cyber security, defense and fintech, trends which continued throughout 2022 despite the slowdown in the financial markets.

According to reports published by Israeli financial press, Israeli startups raised a record $25.6 billion in 2021. In 2022, despite the slowdown in the global tech industry, Israeli tech companies raised an estimate $15.5 billion.

According to the 2022 Annual Report of the IVC Research Center (“IVC 2022 Report”), approximately $15 billion was invested in 663 Israeli high tech deals in 2022 (representing a decrease of almost 38% from the total investment in 2021). According to the IVC 2022 Report, there were 20 deals of over $100 million each (compared to 77 such deals in 2021). These $100 million plus deals totaled $6 billion – approximately 40% of the total capital raised in 2022. During 2022, fintech companies captured 75 of such deals (compared to 120 deals of similar size in 2021), making it the largest sector after cybersecurity in terms of total amount invested in Israeli high tech. Of the amount raised in 2022, $10.91 billion were from foreign investors, which represented 74.4% of total capital invested. Despite a slowdown in 2022, we continue to believe these investments are indicative of a pipeline of potential companies that have reached, or will reach shortly, the level of maturity that will enable them to turn to the capital markets as a viable next step in their lifecycle.

Attributes of the Israeli high-tech ecosystem that have contributed to its enhanced position include:

Highly innovative—According to the State of Innovation report as published in April 2019 by PwC and Start-Up Nation Central, there are more than 6,600 start-up companies in Israel, which is 14 times the concentration of start-ups per capita in Europe. Israel ranks seventh in the world overall on the Bloomberg 2021 Innovation Index and first in the R&D Intensity category, fifth in the High-Tech Density category and eighth in the Patent Activity category. This community of entrepreneurs, from a country with approximately 0.1% of the world’s population, attracts the second highest rate of venture capital funding per capita in the world ($506 per capita in the first half of 2022 according to a report by Pitchbook).

Educated and skilled workforce—According to 2022 OECD data, Israel is the fifth most educated country in the world behind only Japan, Canada, Luxemburg and South Korea, but ahead of the United States and the United Kingdom. Israel has a very high percentage of engineers and scientists per capita and a very high ratio of university degrees and academic publications per capita, and ranks first in the world in the Researcher Concentration category in the Bloomberg 2021 Innovation Index. Israel has a high quality educational system and is among the most educated societies in the world, having been ranked 22th overall in the 2021 Education Index included in the United Nations Development Programme’s 2021/2022 Human Development Report.

Tax Incentives—The Israeli Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, enables companies operating in Israel to benefit from a reduced company tax rate and investment grants, if certain conditions are met. Another incentive program offered by the government provides employment grants for R&D centers and large enterprises operating in Israel covering on average 25% of the employer’s cost of salaries for each new employee over a four-year period.

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

Government support—The Israeli government founded the Technology Incubator Program in 1991. According to a report issued by Deloitte’s Israeli affiliate, in 2016 there were over 25 technological and biotechnological incubators across the country, all of which have subsequently been privatized. The incubators offer government funding of up to 85% of early-stage project costs for two years. So far, more than 1,100 projects have graduated from the incubators, with over 45% successfully attracting additional investments from other investors. In 2019, the IIA announced a streamlining of its investment and support programs to help nurture companies from seed to early stage, thus minimizing the risk to the investor and helping the projects develop into more complete technology companies. In addition, the IIA has an International Collaboration Division bringing funding and support from the European Union to Israeli companies through international cooperation and incentive programs as well as a groundbreaking collaboration program for smart cities with the city of Fukuoka, Japan. The principal support program provided by the IIA is the R&D Fund, which offers financial support for between 20% to 50% of the costs of an approved R&D program. The IIA also participates in bi-national funds, which are joint R&D programs with foreign counterparts such as China, Canada and the United States that grant financial assistance to Israeli companies for up to 50% of their R&D costs.

Strong venture capital and private equity industries—Israel’s innovation and start-up industry is complemented by flourishing venture capital and private equity sectors. The most active investors in Israeli high-tech companies in 2022 were foreign-based venture capital firms, including some of the world’s largest tech investors, such as Insight Partners (participated in 40 rounds) and Tiger Global Partners (participated in 26 rounds). This level of participation illustrates the breadth of innovative industries in Israel and the sustained attractiveness of such companies to foreign investors.

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

Acquisition Strategy

Our acquisition strategy is to identify and complete a business combination by exploiting what we believe is an untapped opportunity and offer a public-ready business a vehicle through which to enter the public marketplace, access capital markets and advance its business. Our non-exclusive focus has been on Israel-related companies, including companies focused on payments, insuretech, wealthtech, regtech, digital banking, fintech as a service (FAAS), banking as a service (BAAS), cyber area for financial institutions, blockchain and crypto, algo-trading and exchanges, and lending and credit line platforms, that have a proven model of commercial success and a track record in generating and growing revenues, and, in some cases, profits. We have also sought to identify companies that are developing disruptive technology with strong market potential in other verticals and geographies. We believe that we are uniquely positioned to leverage our sponsor’s and its affiliates’ successful track record of helping technology companies grow into large, successful publicly-traded entities, and their deep network of contacts and corporate relationships around the world, and in our target region, Israel, in particular. Our management team members have significant experience in executing transactions under varying economic and financial market conditions, allowing their network of contacts and corporate relationships to grow through sourcing, acquiring and financing businesses, and thereafter maintaining relationships with sellers, financing sources and target management teams. We have relied on the expertise of our management team, our sponsor and their affiliates and their proven deal- sourcing capabilities to provide us with a pipeline of potential targets.

We believe that our management team’s experiences in evaluating assets through investing and company building has enabled us to source high quality targets. Our selection process has leveraged the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. Target business candidates have also been brought to our attention from various unaffiliated sources, including, among others, large business enterprises seeking to divest noncore assets or divisions. Together with our network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor), and the relationships they have developed as a result of such experience, has provided us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have in the past operated and invested in leading Israeli, global technology companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that this network of contacts and relationships and this experience has helped us to identify attractive Israel related technology-based businesses that can benefit from access to the public markets, and will help us to execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We believe that we are uniquely positioned to leverage our sponsor’s, affiliates’ and management team’s successful track record growing Israeli technology companies into large, successful publicly-traded entities, and their deep network of relationships in Israel, as strong competitive advantages. We have utilized our management’s and sponsor’s expertise and their respective proven deal-sourcing capabilities to provide us with a pipeline of potential targets.

Our management team’s and directors’ experiences in evaluating assets through investing and company building has enabled us to source high quality targets. Our selection process will leverage the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

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

In addition, the SEC has recently proposed rules relating to certain activities of SPACs, which may complicate efforts to complete our initial business combination. See the Risk Factor titled “The SEC has recently issued proposed rules relating to certain activities of SPACs” for more information.

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

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, the principal means of identifying potential target businesses has been through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have generated a number of potential business combination opportunities that have warranted further investigation. Target business candidates also have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of our initial public offering in order to be able to receive a pro rata share of the trust account (with such 18 month period ending on May 8, 2023). Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Our sponsor, initial shareholders and our officers and directors do not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the EBC founder shares do not have conversion rights with respect to the EBC founder shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker approximately $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of this offering to complete our initial business combination (with such 18 month period ending on May 8, 2023). If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 18 months from the closing of this offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time frame.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, and EarlyBirdCapital has agreed, pursuant to the underwriting agreement relating to our initial public offering, that they will not propose or vote in favor of any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this prospectus or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

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

Competition

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We may furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

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

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

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

We have evaluated our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	It is unlikely that we will be able to complete our initial business combination by May 8, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	If a large number of our public shareholders request their shares to be redeemed for cash in a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The prescribed time frame of 18 months for our business combination may give potential target businesses leverage over us in negotiating a business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	Nasdaq rules require that our initial business combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in our trust account.

●	If we do not complete our initial business combination within the prescribed time frame, our public shareholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless.

●	The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the per-share redemption amount to less than $10.20 per share.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	A “group” of shareholders that holds in excess of 15% of our Class A ordinary shares will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares (assuming we do not conduct a tender offer for our shares in connection with a business combination transaction).

●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 18 months, that could limit the amount available to fund our search for a business combination target.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

●	We may not hold an annual general meeting until after the completion of our initial business combination; Our public shareholders do not have the right to appoint directors prior to the consummation of our business combination.

●	Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	The target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

●	We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may give rise to increased costs and risks.

●	We do not have a specified maximum redemption threshold, so we may complete a business combination with which a substantial majority of our shareholders do not agree.

●	We may seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

●	Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome.

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

●	Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

●	The current economic downturn may lead to increased difficulty in completing our initial business combination.

●	Recent volatility in capital markets may affect our ability to obtaining financing for our initial business combination through sales of shares of or common stock or issuance of indebtedness.

Risks Relating to the Post-Business Combination Company

●	If we effect a business combination with a company located in Israel or another foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country.

●	Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	We may have limited ability to assess the management of a prospective target business.

●	Our management may not be able to maintain control of a target business after our initial business combination.

Risks Relating to our Management Team

●	We are dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

It is unlikely that we will be able to complete our initial business combination by May 8, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

It is unlikely that we will be able to find a suitable target and complete our initial business combination by May 8, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our ordinary shares on the open market. The price of our ordinary shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we are unable to complete our initial business combination by May 8, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including accrued interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations over the next year from the issuance of the financial statements contained in this annual report on Form 10-K. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Presentation of Financial Statements – Going Concern,” we have until May 8, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition of the Company and upcoming mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 18 month period. Depending upon when we identify a potential target business, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination altogether.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combinations. As a result, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

In recent years, the coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if renewed concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including the possibility of a renewed outbreak of COVID-19, the emergence of new variants such as Delta and Omicron or the actions to contain and mitigate the effects of COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern occur for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

It is unlikely that we will be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023). It is unlikely that we will be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private warrants, we believe that we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we may make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

The net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until the end of the 18 month period from the closing of our initial public offering (with such 18 month period ending on May 8, 2023), making us dependent on additional loans from our sponsor or management team to fund our search for a target business or businesses and complete our initial business combination, which they are under no obligation to advance to us.

The funds available to us outside of the trust account after the closing of our initial public offering, together with funds available from loans from our sponsor or its affiliates, are not sufficient to allow us to operate until the end of the 18 months period from the closing of our initial public offering (with such 18 month period ending on May 8, 2023 ). As a result, we are dependent on additional loans from our sponsor or management team to fund our ongoing efforts to complete our initial business combination, and our sponsor or its affiliates are under no obligation to advance additional funds to us. Of the net proceeds of our initial public offering and the sale of the private warrants, approximately $1,250,000 was available to us initially outside the trust account to fund our working capital requirements.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for additional capital through potential loans from our sponsor or certain of its affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Were this to occur, we would be unable to continue as a going concern and or consummate our initial business combination transaction.

Of the funds available to us to complete our initial business combination, we could use a portion to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

We need additional capital to operate, which requires us either to borrow funds from our sponsor, management team or other third parties, or to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors herein.

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

In order to effectuate an initial business combination, blank check companies have in the past amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our shares who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law on a per share voting basis) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who currently beneficially own approximately 19.5% of our ordinary shares (excluding the EBC founder shares), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of its provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;

●	reduced credit availability;

●	higher borrowing costs;

●	reduced liquidity;

●	volatility in credit, equity and foreign exchange markets; and

●	Bankruptcies, including banks and financial institutions entering receivership or becoming insolvent.

We may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

These developments have lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

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

In the event we acquire a non-U.S. target, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in our target region—Israel— fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

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

We are currently engaged in the business of identifying one or more businesses with which to engage in a business combination. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in a similar business.

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

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month deadline following the closing of our initial public offering nears (with such 18-month period ending on May 8, 2023), which is the deadline for the completion of our initial business combination.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023), subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our initial shareholders currently beneficially own approximately 19.5% of our issued and outstanding ordinary shares (excluding the EBC founder shares). In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

An investment in our securities may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering are issuing in this offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the three-quarters of one warrant included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes.. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

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

If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (with such 18 month period ending on May 8, 2023), we will distribute the aggregate amount then on deposit in the trust account including accrued interest (less up to $100,000 of the net interest earned thereon to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Pursuant to an agreement which was entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, management team and their permitted transferees can demand that we register the resale of their founders shares beginning at the time of our initial business combination. In addition, our sponsor and EarlyBirdCapital, as the holders of our private warrants, and their permitted transferees can demand that we register the resale of their private warrants, and the issuance of the Class A ordinary shares upon exercise of the private warrants. Holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of those warrants, or the issuance of Class A ordinary shares upon exercise of those warrants. Furthermore, EarlyBirdCapital and its designees, as the holders of the EBC founder shares, also are entitled to “piggyback” registration rights whereby they may request the registration of the resale of their EBC founder shares as part of an offering that will be conducted by us or by our other shareholders.

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

On March 20, 2023 there was one holder of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and three holders of record of our warrants (on a stand-alone basis, apart from our units).

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

Use of Proceeds

A total of $175,950,000, comprised of the proceeds from the closings of our initial public offering, the full exercise of the over–allotment option by the underwriter and sale of private warrants, which includes $6,037,500 of advisory fees to be paid to EarlyBirdCapital in connection with the initial business combination, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The issuance of additional shares in an initial business combination:

■	may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti- dilution provisions in our Class B ordinary shares resulted in the issuance of our Class A ordinary shares on a greater than one- to-one basis upon conversion of our Class B ordinary shares;

■	may subordinate the rights of holders of our Class A ordinary shares if shares of preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

■	could cause a change in control if a substantial number of shares of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

■	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

■	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, or otherwise incur significant debt, it could result in:

■	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

■	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

■	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

■	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

■	our inability to pay dividends on our ordinary or preferred shares;

■	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared and our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

■	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and for other purposes, and other disadvantages compared to our competitors who have less debt.

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

On November 12, 2021, we closed on the full exercise of the underwriters’ over-allotment option which resulted in the sale of an additional 2,250,000 public units for additional gross proceeds to us of $22,500,000 and aggregate initial public offering and over- allotment gross proceeds of $172,500,000. Simultaneously with the exercise of the over-allotment, the sponsor purchased an additional 900,000 private warrants which resulted in additional gross proceeds of $900,000 and aggregate private placement proceeds from the initial public offering and over-allotment of $8,800,000.

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

Results of Operations

As of December 31, 2022, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2022, relates to our formation and initial public offering that occurred on November 8, 2021, and, since the completion of the initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2022.

For the year ended December 31, 2022, we had a net income of $1,110,622 consisting of $1,472,416 in formation, general and administrative expenses offset by $2,583,038 in interest earned on the Bank Account and the Investment held in Trust Account.

For the year ended December 31, 2021, we had net income of $639,546 consisting primarily of general and administrative expenses. The increase in net income for the current year was primarily the result of favorable interest rates, which garnered $2,583,038 in income.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash outside our trust account of $244,179, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

As noted above, pursuant to our initial public offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 public units at a price of $10.00 per public unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of private warrants were placed in the trust account such that the trust account held an aggregate of $175,900,000, or $10.20 per public unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2022, $178,531,059 of the initial public offering proceeds as well as interest earned thereon were held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post initial business combination entity. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of December 31, 2022, we had $449,765 of outstanding borrowings under the working capital loan.

We expect our primary liquidity requirements prior to our initial business combination to include approximately $280,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $75,000 for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; $54,000 for administrative and support services; and approximately $841,000 for working capital that will be used for miscellaneous expenses and reserves, including D&O insurance. The current cash outside our trust account is not sufficient to provide for these anticipated liquidity requirements, and thus we will require additional loans from our sponsor or management team, or additional resources from a third party, to fund these activities. There is no guarantee that our sponsor or management team will provide those additional loans or that we will receive additional resources from a third party.

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

The Company has until May 8, 2023 to complete a Business Combination. It is unlikely that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date and the Company has not exercised its option to extend the deadline in accordance with the terms of the amended and restated memorandum and articles of association, there will be a mandatory liquidation and subsequent dissolution of the Company.

These conditions, involving liquidity concerns and mandatory liquidation, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. It is unlikely that the Company’s plan to consummate a Business Combination will be successful within 18 months from the closing of the IPO to complete a Business Combination (with such 18-month period ending on May 8, 2023). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company is not able to consummate a Business Combination before May 8, 2023, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before May 8, 2023, it is unlikely that the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. Our redeemable ordinary shares are comprised of Class A shares sold in the initial public offering. Our non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the sponsor. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net loss per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income (loss), allocated proportionally to each class of ordinary shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the initial public offering since exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt— Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2022, we were not subject to any material market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of the initial public offering and the private placement, including amounts in the trust account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting of complex financial instruments and recognition of unbilled professional fees, as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our control around the interpretation and accounting for certain complex features of the over-allotment option which was granted to our underwriters in the IPO, as well as the controls around recognition of unbilled professional fees, were not effectively designed or maintained. The over-allotment option has been fully exercised and as such that complex financial instrument is no longer included in our financial statements. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weaknesses described above, our management team has performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of the over-allotment option in our IPO as well as the recognition of unbilled professional fees. We have enhanced, and will continue to enhance, internal controls and procedures, including access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
David Gershon	58	Chairman of the Board and Chief Executive Officer
Ron Golan	57	Director and Chief Financial Officer
Jonathan Ophir	45	Chief Investment Officer
Uri Chaitchik	52	Senior Consultant
Mitch Garber	58	Director
Gustavo Schwed	60	Director
Nadav Zohar	56	Director

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

Ron Golan, Chief Financial Officer. Mr. Golan has more than twenty years of experience in investment banking and capital markets. Mr. Golan serves as a director of GCM Capital LTD (since April 2019), GCM Advisors LTD (since April 2019) and as a Trustee of the British Friends of Kishorit, a UK charity (since November 2019). From 2017 to 2019, Mr. Golan was a Managing Director at VTB Capital Plc, based in London with responsibility for coverage of Israel and Africa. From 2013 to 2015, Mr. Golan was global co-head of investment banking at Renaissance Capital, based in London, where he helped develop the firm’s international business. Prior to that, from 1997 to 2012, Mr. Golan worked for Morgan Stanley as a member of the Morgan Stanley real estate funds and private equity investment teams before serving as the head of investment banking and capital markets at Morgan Stanley for Israel, Central and Eastern Europe, and Africa. Mr. Golan holds an MBA from Harvard Business School

Jonathan Ophir, Chief Investment Officer. Mr. Ophir is an seasoned investment professional~~,~~ with more than fifteen years of international experience in investment management, mergers and acquisitions, finance and law. Mr. Ophir is currently a managing partner at Frontier Capital, Ltd. a family office and investment banking firm founded in 2022, and managing partner of Finova Capital, a hedge fund he founded in 2019 that specializes in digital assets and blockchain technology investments.. Prior to founding Finova Capital, Mr. Ophir served in a variety of positions at Altshuler Shaham Investment House, a leading $50 billion Israeli asset manager, from February 2013 until March 2019, including head of the credit division, investment committee member, credit committee member and board member. Mr. Ophir also served as Executive Vice President at the U.S. real estate group of Kushner Companies from January 2020 until June 2021, as VP of Investments at Origo Investments G.P. an Israeli private equity/debt fund from March 2010 until January 2013, as an investment banker for Raymond James Financial, a publicly traded company on the NYSE (NYSE: RJF), from September 2008 until October 2009, and as a lawyer for Paul Weiss Rifkind, Wharton & Garrison LLP in New York City from September 2005 until August 2008. Mr. Ophir holds a LL.M. in law and Executive M.B.A. from New York University, and an LL.B. in law and B.A. in economics from Tel- Aviv University. Mr. Ophir is admitted to practice law in both Israel and New York State Bar.

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

Mitch Garber, Director. Mr. Garber was CEO of Paysafe (formerly Optimal Payments), from 2003 to 2006, PartyGaming Plc / PartyBwin from 2006 to 2008 and Caesars Interactive Entertainment and Caesars Acquisition Company from 2009 to 2017. Under his leadership at Caesars, Mr. Garber purchased, developed and ultimately sold Playtika, an Israeli-based mobile games business. Mr. Garber minority owner and Executive Committee member of the NHL Seattle Kraken, and also serves as a director of Rackspace Technology (since 2016), Aiola (since 2020), Shutterfly (since 2019), and Lanvin Group (formerly Fosun Fashion Group (since 2019). From 2015 to 2020, Mr. Garber was the non-executive Chairman of Cirque du Soleil. Mr. Garber holds a BA from McGill University, a JD and an honorary doctorate from the University of Ottawa and honorary doctorate from the University of Montreal and was awarded the prestigious Order of Canada in 2019.

Gustavo Schwed, Director. Mr. Schwed is a professor of management practice at the Leonard N. Stern School of Business, New York University and a visiting professor at Princeton University. Mr. Schwed currently serves on the Board of Oliver Scholars, where he is Treasurer and Chair of the Finance Committee. Mr. Schwed also is the Chairman of the Venture Capital and Private Equity Committee of Swarthmore’s Investment Committee, in charge of selection of private equity and venture capital managers for the College’s endowment. Prior to his academic career, Mr. Schwed had a 24-year career in the venture capital and private equity industries. From 2004 to 2012, Mr. Schwed was a partner and Managing Director at Providence Equity Partners, the world’s largest private equity firm specializing in media and telecommunications. Working in the London office of Providence Equity Partners, he was one of the partners responsible for the firm’s European business. While at Providence Equity Partners, Mr. Schwed led, among other deals, the largest leveraged buyout in European history at the time. Mr. Schwed was also a member of the firm’s Valuation Committee and Portfolio Committee, which was responsible for the oversight of the firm’s portfolio of over fifty companies. From 1998 to 2004, Mr. Schwed was a Managing Director of Morgan Stanley Private Equity, where he launched and ran the firm’s Latin American private equity business out of the firm’s Sao Paulo office and became the Chairman of the firm’s Global Emerging Markets Fund, Morgan Stanley’s vehicle for private equity investing in Latin America, Asia, and Central Europe. Mr. Schwed subsequently moved to London where he became one of three partners running Morgan Stanley’s European private equity business and a member of the investment committee. From 1995 to 1998, Mr. Schwed was an Executive Director at Bassini, Playfair + Associates (BPA). He began his post MBA career at the New York office of Sprout Group, the venture capital affiliate of Donaldson, Lufkin & Jenrette (DLJ) where he developed the firm’s practice in medical devices venture investing. Professor Schwed holds a BA with High Honors from Swarthmore College and an MBA from the Stanford University Graduate School of Business.

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

Officer and Director Compensation

None of our officers or directors or our senior consultant has received any cash compensation for services rendered to us. Each of our independent director invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor. In addition, our sponsor, officers and directors, senior consultant, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be paid from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

58

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because our Class A ordinary shares were not registered under the Exchange Act during the year ended December 31, 2022, during that year, there were no delinquent filers.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation

David Gershon	Gershon Capital Ltd	Family office	Chairman

Ron Golan	GCM Capital LTD	Strategic advisory	Director

	GCM Advisors LTD	Strategic advisory	Director

	British Friends of Kishorit	UK Charity	Trustee

Jonathan Ophir	Finova Capital	Hedge Fund	Chief Executive Officer

Mitch Garber	Rackspace Technology Inc.	Cloud computing	Director

	Shutterfly LLC.	Photography and image sharing	Director

	Lanvin Group (formerly Fosun Fashion Group)	Fashion industry	Director

	Aiola Ltd.	Software development	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Directors, Executive Officers and Corporate Governance .”

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering (with such 18 month period ending on May 8, 2023). However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private warrants that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private warrants will be subject to the following transfer restrictions:

○	The founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) 180 days after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

○	With certain limited exceptions, the private warrants and underlying securities will not be transferable, assignable or salable by our sponsor until after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of March 20, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers, directors and director nominees; and

●	all our officers, directors and director nominees as a group.

Beneficial ownership is presented in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally reflects voting and/or investment power with respect to our ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants, as those warrants are not exercisable within 60 days of March 20, 2023.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Finnovate Sponsor, LP and affiliated entities(3)	4,237,500	(4)	19.5%
Saba Capital Management, L.P. (5)	1,315,272		6.1%
Cantor Fitzgerald Securities(6)	970,268		4.47%
Bank Of Montreal(7)	1,065,739		4.91%
Directors and Executive Officers
David Gershon	—		—
Ron Golan	—		—
Mitch Garber	25,000	(4)	*
Gustavo Schwed	25,000	(4)	*
Nadav Zohar	25,000	(4)	*
Jonathan Ophir	—		—

All officers, directors and director nominees as a group (six individuals)	75,000	(4)	0.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is The White House, 20 Genesis Close, George Town, Grand Cayman KY1 1208, Cayman Islands.

(2)	Beneficial ownership percentage is calculated on the basis of 21,712,500 Class A ordinary shares (which includes 4,312,500 Class A ordinary shares issuable upon conversion of an equivalent number of Class B ordinary shares) as of April 12, 2022. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below.

(3)	The shares reported in this row are held of record by our sponsor, Finnovate Sponsor L.P., a Delaware limited partnership. Finnovate Sponsor LLC, a Delaware limited liability company that is wholly-owned by Mr. Gershon, Mr. Golan and Mr. Uri Chaitchik, serves as the sole general partner of our sponsor. Mr. Gershon, Mr. Golan and Mr. Chaitchik serve as the directors of the general partner, and make all investment and voting decisions by majority vote. The limited partnership interests of our sponsor are held by various individuals and entities. Mr. Gershon, Mr. Golan and Mr. Chaitchik disclaim beneficial ownership of the securities held by our sponsor other than to the extent of their direct or indirect pecuniary interest in such securities. Each of our officers, directors and director nominees are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor. Mr. Chaitchik serves the company as Senior Consultant.

(4)	These shares consist solely of founders shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis, subject to adjustment as described in section “Recent Sales of Unregistered Securities”

(5)	Based on the Schedule 13G/A filed with the SEC on February 14, 2023, the ordinary shares are beneficially owned by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Boaz R. Weinstein, each of which has a business office address of 405 Lexington Avenue, 58th Floor, New York, New York 10174. The funds and accounts advised by Saba Capital have the right to receive the dividends from and proceeds of sales from the ordinary shares.

(6)

Based on the Schedule 13G filed with the SEC on August 17, 2022, the ordinary shares are beneficially owned by Cantor Fitzgerald Securities (“CFS”). CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partner of CFS. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Each of Cantor, CFGM and Mr. Lutnick has a business office address of 110 East 59th Street, New York, New York 10022.

(7)	Based on the Schedule 13G/A filed with the SEC on February 6, 2023, the ordinary shares are beneficially owned by Bank Of Montreal. The beneficial ownership of the ordinary shares as reported in the Schedule 13G/A was as follows: Bank of Montreal (1,065,739 ordinary shares), Bank of Montreal Holding Inc. (18,939 ordinary shares), BMO Nesbitt Burns Holdings Corporation (18,939 ordinary shares), BMO Nesbitt Burns Inc. (18,939 ordinary shares), BMO Financial Corp. (721,800 ordinary shares), BMO Capital Markets Corp. (721,800 ordinary shares) and 325,000 ordinary shares beneficially owned by an unidentified entity. Each of Bank of Montreal, Bank of Montreal Holding Inc., BMO Nesbitt Burns Holdings Corporation, BMO Nesbitt Burns Inc., BMO Financial Corp. and BMO Capital Markets Corp. has a business office address of 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada.

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

Concurrently with the closings of our initial public offering, our sponsor and EarlyBirdCapital purchased, in the aggregate, 8,800,000 private warrants at a price of $1.00 per warrant ($8,800,000) in a private placement. Our sponsor purchased 8,243,038 of these warrants and EarlyBirdCapital purchased 556,962 of these warrants. Each whole private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private warrants was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 18 months from the closing of our initial public offering (with such 18-month period ending on May 8, 2023), the proceeds of the sale of the private warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. If the private warrants are held by holders other than our sponsor, EarlyBirdCapital or their respective permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

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

Our sponsor has purchased, in a private placement that occurred simultaneously with the closing of our initial public offering, an aggregate of, 8,243,038 private warrants at a price of $1.00 per private warrant ($8,243,038 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these warrants will generally not be transferable or salable until after the completion of our initial business combination.

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

As of the date of the final prospectus in our initial public offering, our sponsor had agreed to loan us up to $250,000 under a promissory note to be used for a portion of the expenses of the initial public offering. We repaid this promissory note in full on November 8, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the sponsor or an affiliate of the sponsor may, but is not obligated to, provide us with working capital loans. Any such loans would be on an interest-free basis. If we complete an initial business combination, we may repay the working capital loans out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. At the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants of the post initial business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private warrants. As of December 31, 2022, we had $449,765 of outstanding borrowings under such working capital loans.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and December 31, 2022 totaled $154,500 and $161,135, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2021 and December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2021 and December 31, 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(2)	Financial Statement Schedules: None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the registrant and EarlyBirdCapital, Inc., as underwriter.(1)
1.2	Business Combination Marketing Agreement, dated November 8, 2021, by and between the Registrant and EarlyBirdCapital, Inc., as advisor (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Class A Ordinary Share Certificate.(5)
4.3	Specimen Warrant Certificate.(6)
4.4	Warrant Agreement, dated November 8, 2021, between Continental Stock Transfer & Trust Company and the Registrant.(7)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Letter Agreement, dated November 8, 2021, by and among the Registrant, its officers and directors and Finnovate Sponsor LP.(8)
10.2	Investment Management Trust Agreement, dated November 8, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant.(9)
10.3	Registration Rights Agreement, dated November 8, 2021, by and between the Registrant and certain security holders.(10)
10.4	Administrative Services Agreement, dated November 8, 2021, between the Registrant and Finnovate Sponsor, L.P.(11)
10.5.1	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant and Finnovate Sponsor US LP.(12)
10.5.2	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Registrant and EarlyBirdCapital, Inc.(13)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.(14)
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(2)	Incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(3)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(4)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(5)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(6)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 260261) filed with the SEC on October 15, 2021
(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(8)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(9)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(10)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(11)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(12)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(13)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021
(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-260261) filed with the SEC on October 15, 2021

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

FINNOVATE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID # 688)	72

Balance Sheets as of December 31, 2022 and as of December 31, 2021	73

Statements of Operations for the Year Ended December 31, 2022 and for the period from March 15, 2021 (inception) through December 31, 2021	74

Statements of Changes in Shareholders’ (Deficit) Equity for the Year Ended December 31, 2022 and for the period from March 15, 2021 (inception) through December 31, 2021	75

Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from March 15, 2021 (inception) through December 31, 2021	77

Notes to Financial Statements	78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Finnovate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Finnovate Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022 and for the period from March 15, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from March 15, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

April 13, 2023

FINNOVATE ACQUISITION CORP.

BALANCE SHEETS

	As of	As of
	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	244,179	1,011,771
Prepaid expenses	314,502	367,528
Total Current Assets	558,681	1,379,299
Investments held in Trust Account	178,531,059	175,952,102
Prepaid expenses – non-current	-	302,083
Total Assets	179,089,740	177,633,484

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	522,801	165,737
Accrued offering costs	-	46,894
Working capital loan - related party	449,765	-
Due to related party	41,464	6,000
Total Current Liabilities	1,014,030	218,631
Working capital loan - related party	-	449,765
Total Liabilities	1,014,030	668,396

Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption, 17,250,000 shares at December 31, 2022 and December 31, 2021, at redemption value	178,531,059	175,950,000
Shareholders’ (Deficit) Equity
Preference Shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized, 150,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021	15	15
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 4,312,500 issued and outstanding at December 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	-	1,654,188
Accumulated deficit	(455,795)	(639,546)
Total Shareholders’ (Deficit) Equity	(455,349)	1,015,088
Total Liabilities and Shareholders’ (Deficit) Equity	179,089,740	177,633,484

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the period from March 15, 2021 (inception) through December 31, 2021

Formation, general and administrative expenses	1,472,416	190,972
Loss from Operations	(1,472,416)	(190,972)

Other income (expense)
Excess fair value of transfer of Founder Shares transferred to Directors	-	(450,676)
Interest earned on Investment held in Trust Account	2,578,957	2,102
Interest earned on Bank Account	4,081	-
Total other income (expense)	2,583,038	(448,574)

Net Income (Loss)	1,110,622	(639,546)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,400,000	3,304,110
Basic and diluted net income (loss) per redeemable ordinary share	$0.05	$(0.09)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	3,782,106
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.05	$(0.09)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2021	150,000	15	4,312,500	431	1,654,188	(639,546)	1,015,088
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(1,654,188)	(926,871)	(2,581,059)
Net income	-	-	-	-	-	1,110,622	1,110,622
Balance - December 31, 2022	150,000	15	4,312,500	431	-	(455,795)	(455,349)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 15, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance - March 15, 2021 (inception)	-	-	-	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	4,312,500	431	24,569	-	25,000
Issuance of Representative Shares	150,000	15	-	-	855	-	870
Sale of Private Placement Warrants	-	-	-	-	8,800,000	-	8,800,000
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	(7,171,236)	-	(7,171,236)
Net loss	-	-	-	-	-	(639,546)	(639,546)
Balance - December 31, 2021	150,000	15	4,312,500	431	1,654,188	(639,546)	1,015,088

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2022	For the period from March 15 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net Income (Loss)	1,110,622	(639,546)
Excess fair value of Founder Shares transferred to Directors	-	450,676
Interest earned on Investment held in Trust Account	(2,578,957)	(2,102)
Changes in operating assets and liabilities:
Prepaid and other	355,109	(669,611)
Accounts payable and accrued expenses	357,064	165,737
Accrued offering expenses	(46,894)	46,894
Due to Related Party	35,464	6,000
Net cash used in operating activities	(767,592)	(641,952)

Cash Flows from Investing Activities:
Investments Held in Trust Account	-	(175,950,000)
Net cash used by investing activities	-	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from sale of Representative Shares	-	870
Proceeds from sale of Founder Shares	-	25,000
Proceeds from affiliate promissory note	-	618,406
Proceeds from sale of Units, net	-	169,050,000
Proceeds from sale of Private Placement Warrants	-	8,800,000

Payment of offering costs	-	(721,912)

Repayment of affiliate promissory note	-	(168,641)
Net cash provided by financing activities	-	177,603,723

Net change in cash	(767,592)	1,011,771
Cash at beginning of period	1,011,771	-
Cash at end of period	$244,179	$1,011,771

Supplemental Disclosure of Non-Cash Financing Activities:
Remeasurement of Class A redeemable shares to redemption value	$2,581,059	$7,171,236

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2022 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the full over-allotment resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over- allotment generated gross proceeds of $172,500,000, which is described in Note 3. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable warrant (“Public Warrant”).

Simultaneously with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Finnovate Sponsor, LP (the “Sponsor”) as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”). On November 12, 2021, pursuant to the full exercise of the over- allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $8,800,000 from the sale of the Private Placement Warrants.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2022, the Company had $244,179 in its operating bank account and working capital deficit of $455,349. The Company’s liquidity needs up to December 31, 2022 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of December 31, 2022, the Company had $449,765 outstanding under the Working Capital Loan.

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

These conditions, involving liquidity concerns and mandatory liquidation, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $244,179 and $1,011,771 as of December 31, 2022 and December 31, 2021, respectively.

Investment Held in Trust Account

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of $178,531,059 and $175,952,102, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to Shareholder’s Equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fee, and $721,912 of other offering costs) have been charged to Shareholders’ Equity.

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

As of December 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	December 31, 2022	December 31, 2021
As of beginning of the period	$175,950,000	$-
Gross Proceeds	-	172,500,000
Less:
Class A ordinary shares issuance cost	-	(3,721,236)
Plus:
Remeasurement of carrying value to redemption value	2,581,059	7,171,236
Class A ordinary shares subject to possible redemption	$178,531,059	$175,950,000

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

The Company recorded a full valuation allowance for all periods presented. As such the provisions for income taxes was $0 for the year ended December 31, 2022 and the deferred tax asset was $0 as of December 31, 2022.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. The Company’s redeemable ordinary shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income (loss), allocated proportionally to each class of ordinary shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

Accordingly, basic and diluted income (loss) per ordinary share for the year ended December 31, 2022 and the period from March 15, 2021 (inception) through December 31, 2021 is calculated as follows:

	For the Year ended		For the period from March 15 through
	December 31, 2022		December 31, 2021
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$890,032	$220,590	$(298,203)	$(341,343)

Denominator:
Weighted-average shares outstanding	17,400,000	4,312,500	3,304,110	3,782,106
Basic and diluted net income (loss) per share	$0.05	$0.05	$(0.09)	$(0.09)

Prior Period Net Income (Loss) Per Ordinary Share Revision

The Company notes that in its 2021 Form 10-K, the calculation of its weighted-average shares outstanding was calculated incorrectly. This has been amended and revised correctly in this 2022 Form 10-K. The miscalculation of the weighted average shares outstanding had no impact on the Basic and Diluted net loss per share.

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

NOTE 3 – INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments (“Over- Allotment Units” as defined in Note 9), if any, at the IPO price less the underwriting discounts and commissions. On November 12, 2021, the Company closed on the underwriters’ full exercise of their over-allotment option which resulted in the sale of an additional 2,250,000 Units. The IPO and subsequent over-allotment exercise generated gross proceeds of $172,500,000

Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. The net proceeds deposited into the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a- 7 of the Investment Company Act, as determined by the Company.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor paid $25,000 (approximately $0.006 per share) in consideration for 4,312,500 shares of Class B ordinary shares with par value of $0.0001. Up to 562,500 of these Founder Shares were subject to forfeiture by the Sponsor if the underwriter’s over-allotment option was not exercised, so that the number of Founder Shares will collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO. On November 12, 2021 the underwriter fully exercised the over- allotment option which resulted in the 562,500 shares no longer being subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had $449,765 of outstanding borrowings under the Working Capital Loan.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor  for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of December 31, 2022 the Company has accrued $42,000 under the agreement in Due to Related Party and expensed $36,000 in Formation, general and administrative expenses.

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2022, investment in the Company’s Trust Account consisted of $178,531,059 in a money market fund. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$178,531,059	$178,531,059	$-	$-
	$178,531,059	$178,531,059	$-	$-

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$175,952,102	$175,952,102	$-	$-
	$175,952,102	$175,952,102	$-	$-

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

Placement Agent Agreement

In August 2022, the Company entered into an agreement with EarlyBirdCapital to serve as an exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a placement fee of 2.5% of the aggregate purchase price paid by purchasers of the securities. This fee shall be paid at the closing of the Business Combination from the gross proceeds of the Securities sold. Additionally, the Company has agreed to reimburse the Placement Agent up to $30,000 in reasonable expenses in the case of a Business Combination not closing and up to $100,000 if a Business Combination does close. A $10,000 expense advance is payable upon execution of the agreement. As of December 31, 2022, the Company has recorded the $10,000 nonrefundable expense advance. The Company has not recorded any amounts related to the placement fee of 2.5% as of December 31, 2022 as it is contingent upon the closing of the Business Combination.

NOTE 8 – SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 150,000 shares of Class A ordinary shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2023.

Finnovate Acquisition Corp

By:	/s/ David Gershon
Name:	David Gershon
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ David Gershon	Chairman and Chief Executive Officer	April 13, 2023
David Gershon (Principal Executive Officer)

/s/ Ron Golan	Chief Financial Officer and Director	April 13, 2023
Ron Golan (Principal Financial and Accounting Officer)

/s/ Mitch Garber	Director	April 13, 2023
Mitch Garber

/s/ Gustavo Schwed	Director	April 13, 2023
Gustavo Schwed

/s/ Nadav Zohar	Director	April 13, 2023
Nadav Zohar

