Form 10-Q
period 2023-03-31
Finnovate Acquisition Corp.
filed 2023-05-22
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to___________

Commission file number: 001-41012

FINNOVATE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The White House, 20 Genesis Close, George Town
Grand Cayman, Cayman Islands	KY1 1208
(Address of Principal Executive Offices)	(Zip Code)

+86 131-2230-7009

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The registrant had 9,085,831 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, issued and outstanding at May 22, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	As of
	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash	$94,114	$244,179
Prepaid expenses	278,938	314,502
Total Current Assets	373,052	558,681
Investments held in Trust Account	180,439,940	178,531,059
Total Assets	$180,812,992	$179,089,740

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$629,019	$522,801
Working capital loan – related party	449,765	449,765
Due to related party	50,464	41,464
Total Liabilities	1,129,248	1,014,030

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 shares at redemption value at March 31, 2023 and December 31, 2022	180,439,940	178,531,059

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 150,000 issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	15	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 issued and outstanding at March 31, 2023 and December 31, 2022	431	431
Accumulated deficit	(756,642)	(455,795)
Total Shareholders’ Deficit	(756,196)	(455,349)
Total Liabilities and Shareholders’ Deficit	$180,812,992	$179,089,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR

THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Formation, general and administrative expenses	$302,264	$175,090
Loss from Operations	(302,264)	(175,090)

Other Income
Interest earned on Investment held in Trust Account	1,908,881	14,360
Interest earned on Bank Account	1,417	-
Total Other Income	1,910,298	14,360

Net Income (Loss)	$1,608,034	$(160,730)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,400,000	17,400,000
Basic and diluted net income (loss) per redeemable ordinary share	$0.07	$(0.01)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.07	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net Income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	$15	4,312,500	$431	-	$(756,642)	$(756,196)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance - December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088
Net loss	-	-	-	-	-	(160,730)	(160,730)
Balance - March 31, 2022	150,000	$15	4,312,500	$431	$1,654,188	$(800,276)	$854,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND FOR THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$1,608,034	$(160,730)
Interest earned on Investment held in Trust Account	(1,908,881)	(14,360)
Changes in operating assets and liabilities:
Prepaid expenses	35,564	47,427
Accounts payable and accrued expenses	106,218	(88,377)
Accrued offering expenses	—	(46,894)
Due to related party	9,000	11,689
Net cash used by operating activities	$(150,065)	$(251,245)

Net change in cash	$(150,065)	(251,245)
Cash at beginning of period	244,179	1,011,771
Cash at end of period	$94,114	$760,526

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption value	$1,908,881	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination by May 8, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the Business Combination by May 8, 2024, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The Company will have until May 8, 2024 to complete a Business Combination (the “Combination Period”) See Note 9- Subsequent Events. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $94,114 in its operating bank account and working capital deficit of $756,196. The Company’s liquidity needs up to March 31, 2023 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of March 31, 2023, the Company had $449,765 outstanding under the Working Capital Loan.

If the Company is not able to consummate a Business Combination before May 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before May 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on April 13, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $94,114 and $244,179 as of March 31, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash equivalents in the amount of $180,439,940 and $178,531,059, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	March 31, 2023	December 31, 2022
As of beginning of the period	$178,531,059	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	1,908,881	2,581,059
Class A common stock subject to possible redemption	$180,439,940	$178,531,059

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accordingly, basic and diluted income per ordinary share for the three months ended March 31, 2023 and March 31, 2022 is calculated as follows:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,288,649	$319,385	$(128,806)	$(31,924)

Denominator:
Weighted-average shares outstanding	17,400,000	4,312,500	17,400,000	4,312,500
Basic and diluted net income per share	$0.07	$0.07	$(0.01)	$(0.01)

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

NOTE 3 – INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments (“Over-Allotment Units” as defined in Note 4), if any, at the IPO price less the underwriting discounts and commissions. On November 12, 2021, the Company closed on the underwriters’ full exercise of their over-allotment option which resulted in the sale of an additional 2,250,000 Units. The IPO and subsequent over-allotment exercise generated gross proceeds of $172,500,000.

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

EarlyBirdCapital Founder Shares

In March 2021, the Company issued to EarlyBirdCapital (“EBC”) and its designees an aggregate of 150,000 Class A ordinary shares (“EBC Founder Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the EBC Founder Shares to be $870 based upon the price of the Founder Shares issued to the Sponsor. The holders of the EBC Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had $449,765 of outstanding borrowings under the Working Capital Loan.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of March 31, 2023, the Company has accrued $45,000 under the agreement in Due to Related Party and expensed $9,000 in Formation, general and administrative expenses.

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2023, investment in the Company’s Trust Account consisted $180,439,940 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023:

	March 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$180,439,940	$180,439,940	$-	$-
	$180,439,940	$180,439,940	$-	$-

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 1.75%, or $3,018,750) of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). See Note 9 – Subsequent Events

Placement Agent Agreement

In August 2022, the Company entered into an agreement with EarlyBirdCapital to serve as an exclusive capital markets advisor and placement agent for the Company in connection with a proposed private placement of the Company’s equity or equity-linked, preferred, debt or debt-like, securities. The Placement Agent will receive a placement fee of 2.5% of the aggregate purchase price paid by purchasers of the securities. This fee shall be paid at the closing of the Business Combination from the gross proceeds of the Securities sold. Additionally, the Company has agreed to reimburse the Placement Agent up to $30,000 in reasonable expenses in the case of a Business Combination not closing and up to $100,000 if a Business Combination does close. A $10,000 expense advance is payable upon execution of the agreement. As of March 31, 2023, the Company has recorded the $10,000 nonrefundable expense advance. The Company has not recorded any amounts related to the placement fee of 2.5% as of December 31, 2022 as it is contingent upon the closing of the Business Combination.

Consulting Agreement

The Company has engaged a third-party consultant to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of at least $3,500,000 if the Company consummates a Business Combination. Nothing has been included in the financial statements related to this agreement. As of May 8, 2023, this agreement was terminated.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 150,000 shares of Class A ordinary shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. Under the terms of the Investment, the Class B ordinary shares were converted to Class A ordinary shares although the Sponsor will retain at least one Class B ordinary share. See Note 9-Subsequent Event.

Any shares of Class B ordinary shares (Founder Shares) outstanding at the time of the Business Combination will automatically convert into shares of Class A ordinary shares on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

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

NOTE 9 — SUBSEQUENT EVENTS

Investment Agreement

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Investor”), pursuant to which Investor and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain Company directors, which combined interests will entitle Investor to receive, in the aggregate, 3,557,813 Class B ordinary shares and 6,160,000 private placement warrants (collectively, the “Insider Securities”), and the Company shall introduce a change in management and the board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board of Directors (the “Board”) and Chief Executive Officer and Wang (Tommy) Chiu Wong shall replace Ron Golan as Chief Financial Officer and director of the Board, effective upon closing of the Investment (as defined below); (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act, and Rule 14f-1 thereunder (such period of time being referred to as the “Waiting Period”), and whose vacancies shall be filled by individuals to be designated by the Investor and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to as the “New Management”). Investor’s acquisition of interests in the Insider Securities, the change to New Management, and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Investment.”

On May 8, 2023, the Company completed the closing of the Investment (the “Closing”) after the Company’s shareholders approved of certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the Extension Meeting (as defined below); (ii) the Company obtaining or extending a D&O insurance policy on terms satisfactory to the parties, (iii) the conversion of Class B ordinary shares into Class A ordinary shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Articles Extension Proposal is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B ordinary shares from certain Company directors to the Investor or its designees; and (vi) the cancellation of an outstanding $550,000 Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the Closing, on May 8, 2023, the Investor caused $300,000 to be deposited into the Trust Account to support the first three months of the extension from May 9, 2023 through August 8, 2023. The Investor has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination, until May 8, 2024.

Extension Meeting

On May 8, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to: (i) extend the date by which the Company has to consummate a Business Combination from May 8, 2023 to May 8, 2024 (the “Articles Extension Proposal”) and (ii) amend the Company’s amended and restated memorandum and articles of association entitle holders of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares prior to the closing of a Business Combination at the election of the holder (the “Conversion Amendment Proposal”).

There were 21,712,500 ordinary shares of the Company issued and outstanding on April 14, 2023, the record date for the Extension Meeting. At the Extension Meeting, there were 14,402,264 ordinary shares present in person or by proxy, representing approximately 66.33% of the total ordinary shares outstanding as of the record date, which constituted a quorum.

Shareholders holding 12,626,668 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. These shares were redeemed for approximately $10.50 per share for a total redemption value paid from the Trust Account of approximately $132,616,922.

In connection with the Extension Meeting and pursuant to the Investment Agreement, the Investor will contribute to the Company loans (the “Loans”) of the lesser of (x) $100,000 or (y) $0.033 for each public share that is not redeemed (such amount, the “Monthly Amount”) for each calendar month (commencing on May 8, 2023 and ending on the 8th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial Business Combination, until May 8, 2024.

Conversion

On May 8, 2023, the Company issued an aggregate of 4,237,499 (the “Sponsor Shares”) of the Company’s Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of shares of Class B Ordinary Shares (the “Sponsor Conversion”).

On May 8, 2023, the Company issued an aggregate of 75,000 Class A Ordinary Shares (together with the Sponsor Shares, the “Converted Class A Ordinary Shares”) to Mitch Garber, Nadav Zohar and Gustavo Schwed (collectively, the “Directors”) and the holders of the Company’s 75,000 Class B Ordinary Shares upon the conversion of an equal number of shares of Class B Ordinary Shares (together with the Sponsor Conversion, the “Conversion”). On the same day, in connection with the closing of the Investment, the Converted Class A Ordinary Shares held by the Directors were transferred to designees of the Investor.

The Converted Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Shares issued and outstanding. As a result of the Conversion, the Sponsor and certain designees of the Investor hold, in the aggregate, approximately 47.4% of the Company’s Class A Ordinary Shares that are outstanding.

EBC Side Letter

On May 8, 2023, the Company and EBC entered in a letter agreement, pursuant to which the fee that EBC will receive upon the closing of a Business Combination in connection with the Business Combination Marketing Agreement will be reduced by 50%, to an amount equal to an aggregate of $3,018,750. The fee shall be payable at the closing of a Business Combination, which payment shall be made in cash, convertible note or a combination of both.

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

Recent Developments

Investment Agreement

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Investor”), pursuant to which Investor and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain Company directors, which combined interests will entitle Investor to receive, in the aggregate, 3,557,813 Class B ordinary shares and 6,160,000 private placement warrants (collectively, the “Insider Securities”), and the Company shall introduce a change in management and the board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board of Directors (the “Board”) and Chief Executive Officer and Wang (Tommy) Chiu Wong shall replace Ron Golan as Chief Financial Officer and director of the Board, effective upon closing of the Investment (as defined below); (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act, and Rule 14f-1 thereunder (such period of time being referred to as the “Waiting Period”), and whose vacancies shall be filled by individuals to be designated by the Investor and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to as the “New Management”). Investor’s acquisition of interests in the Insider Securities, the change to New Management, and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Investment.”

On May 8, 2023, the Company completed the closing of the Investment (the “Closing”) after the Company’s shareholders approved of certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the Extension Meeting (as defined below); (ii) the Company obtaining or extending a D&O insurance policy on terms satisfactory to the parties, (iii) the conversion of Class B ordinary shares into Class A ordinary shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Articles Extension Proposal is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B ordinary shares from certain Company directors to the Investor or its designees; and (vi) the cancellation of an outstanding $550,000 loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial business combination.

In connection with the Closing, on May 8, 2023, the Investor caused $300,000 to be deposited into the Trust Account to support the first three months of the extension from May 9, 2023 through August 8, 2023. The Investor has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial business combination until May 8, 2024.

Extension Meeting

On May 8, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to amend the Company’s amended and restated memorandum and articles of association (the “Charter Amendment”) to: (i) extend the date by which the Company has to consummate a Business Combination from May 8, 2023 to May 8, 2024 (the “Articles Extension Proposal”) and (ii) amend the Company’s amended and restated memorandum and articles of association entitle holders of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares prior to the closing of a business combination at the election of the holder (the “Conversion Amendment Proposal”).

There were 21,712,500 ordinary shares of the Company issued and outstanding on April 14, 2023, the record date for the Extension Meeting. At the Extension Meeting, there were 14,402,264 ordinary shares present in person or by proxy, representing approximately 66.33% of the total ordinary shares outstanding as of the record date, which constituted a quorum.

Shareholders holding 12,626,668 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. These shares were redeemed for approximately $10.50 per share for a total redemption value paid from the Trust Account of approximately $132,616,922.

In connection with the Extension Meeting and pursuant to the Investment Agreement, the Investor will contribute to the Company loans (the “Loans”) of the lesser of (x) $100,000 or (y) $0.033 for each public share that is not redeemed (such amount, the “Monthly Amount”) for each calendar month (commencing on May 8, 2023 and ending on the 8th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination until May 8, 2024.

Conversion

On May 8, 2023, the Company issued an aggregate of 4,237,499 (the “Sponsor Shares”) of the Company’s Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of shares of Class B Ordinary Shares (the “Sponsor Conversion”).

On May 8, 2023, the Company issued an aggregate of 75,000 Class A Ordinary Shares (together with the Sponsor Shares, the “Converted Class A Ordinary Shares”) to Mitch Garber, Nadav Zohar and Gustavo Schwed (collectively, the “Directors”) and the holders of the Company’s 75,000 Class B Ordinary Shares upon the conversion of an equal number of shares of Class B Ordinary Shares (together with the Sponsor Conversion, the “Conversion”). On the same day, in connection with the closing of the Investment, the Converted Class A Ordinary Shares held by the Directors were transferred to designees of the Investor.

The Converted Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Shares issued and outstanding. As a result of the Conversion, the Sponsor and certain designees of the Investor hold, in the aggregate, approximately 47.4% of the Company’s Class A Ordinary Shares that are outstanding.

Results of Operations

As of March 31, 2023, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2023, relates to our formation and initial public offering that occurred on November 8, 2021, and, since the completion of the initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering and placed in the trust account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2022.

For the three months ended March 31, 2023, we had net income of $1,608,034, consisting of $302,264 in formation, general and administrative expenses offset by $1,910,298 in interest gained on the Bank Account and the Investment held in Trust Account.

For the three months ended March 31, 2022, we had a net loss of $160,730 consisting of $175,090 in formation, general and administrative expenses offset by $14,360 in interest gained on investment held in Trust Account.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash outside our trust account of $94,114 available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use prior to our initial business combination.

As noted above, pursuant to our initial public offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 public units at a price of $10.00 per public unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of private warrants were placed in the trust account such that the trust account held an aggregate of $175,900,000, or $10.20 per public unit, as of November 12, 2021. These funds are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2023, $180,439,940 of the initial public offering proceeds, and interest earned thereon, were held in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post initial business combination entity. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of March 31, 2023, we had $449,765 of outstanding borrowings under the working capital loan.

On May 8, 2023, in connection with the Investment, the Working Capital Loan and all amounts outstanding thereunder was canceled in full.

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

As agreed by the shareholders at the Extension Meeting, the Company has until May 8, 2024 to complete a Business Combination.

If the Company is not able to consummate a Business Combination before May 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a business combination on or before May 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2024.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an administrative services agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of up to $3,000 per month.

We have engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist us in holding meetings with our shareholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining shareholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 1.75% of the gross proceeds of our initial public offering (exclusive of any applicable finders’ fees which might become payable).

We have engaged a third-party consultant to provide us with assistance in various aspects of our potential Business Combination. Pursuant to the terms of the agreement, we have agreed to pay a contingent fee of at least $3,500,000 if we consummate a Business Combination. Nothing has been included in the financial statements related to this agreement. As of May 8, 2023, this agreement was terminated.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the private placement, including amounts in the trust account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting of complex financial instruments and recognition of unbilled professional fees as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our control around the interpretation and accounting for certain complex features of the over-allotment option that was granted to our underwriters in the IPO as well as the controls around recognition of unbilled professional fees was not effectively designed or maintained. The over-allotment option has been fully exercised and as such that complex financial instrument is no longer included in our financial statements. We determined that the material weakness resulted in an immaterial impact to our audited financial statements for the year ended December 31, 2021 and unaudited condensed financial statements for the quarter ended March 31, 2022. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (the Registration Statement”) and (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Exchange, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

The SEC issued proposed rules relating to certain activities of SPACs). Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement. We have not entered into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 10, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. The specific investments in our trust account may change from time to time.

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

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	May 22, 2023
Calvin Kung	(principal executive officer)

/s/ Wang Chiu Wong	Chief Financial Officer	May 22, 2023
Wang Chiu Wong	(principal financial and accounting officer)

