Form 10-Q
period 2023-06-30
Finnovate Acquisition Corp.
filed 2023-11-06
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☒ No ☐

As of November 3, 2023, there were 9,085,831 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash	$84	$244,179
Prepaid expenses	218,945	314,502
Total Current Assets	219,029	558,681
Investments held in Trust Account	49,464,956	178,531,059
Total Assets	$49,683,985	$179,089,740

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,024,609	$522,801
Working capital loan – related party	-	449,765
Extension note payable – related party	300,000	-
Due to related party	44,464	41,464
Total Liabilities	1,369,073	1,014,030

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 4,623,332 and 17,250,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	49,464,956	178,531,059

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,462,499 and 150,000 issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	446	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 4,312,500 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	431
Accumulated deficit	(1,150,490)	(455,795)
Total Shareholders’ Deficit	(1,150,044)	(455,349)
Total Liabilities and Shareholders’ Deficit	$49,683,985	$179,089,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation, general and administrative expenses	$543,867	$212,667	$846,131	$387,757
Loss from operations	(543,867)	(212,667)	(846,131)	(387,757)

Other Income
Interest earned on Bank Account	254	304	1,671	304
Interest earned on Investment held in Trust Account	1,341,938	249,900	3,250,819	264,260
Total Other Income	1,342,192	250,204	3,252,490	264,564

Net Income (Loss)	$798,325	$37,537	$2,406,359	$(123,193)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	12,374,953	17,400,000	14,873,595	17,400,000
Basic and diluted net income (loss) per redeemable ordinary share	$0.06	$0.00	$0.13	$(0.01)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	1,753,435	$4,312,500	3,002,072	4,312,500
Basic and diluted net income (loss) per non-redeemable ordinary share	$0.06	$0.00	$0.13	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net Income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	$15	4,312,500	$431	-	$(756,642)	$(756,196)
Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note forgiveness	-	-	-	-	449,765	-	449,765
Extension Contribution	-	-	-	-	-	(300,000)	(300,000)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(449,765)	(892,173)	(1,341,938)
Net Income	-	-	-	-	-	798,325	798,325
Balance – June 30, 2023	4,462,499	$446	1	$-	-	$(1,150,490)	$(1,150,044)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance - December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088

Net loss	-	-	-	-	-	(160,730)	(160,730)

Balance - March 31, 2022	150,000	$15	4,312,500	$431	$1,654,188	$(800,276)	$854,358
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(266,362)	-	(266,362)
Net Income	-	-	-	-	-	37,537	37,537

Balance – June 30, 2022	150,000	$15	4,312,500	$431	$1,387,826	$(762,739)	$625,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$2,406,359	$(123,193)
Interest earned on Investment held in Trust Account	(3,250,819)	(264,260)
Changes in operating assets and liabilities:
Prepaid expenses	95,557	152,927
Accounts payable and accrued expenses	501,808	(143,627)
Accrued offering expenses	—	(46,894)
Due to related party	3,000	17,464
Net cash used by operating activities	$(244,095)	$(407,583)

Cash flows from investing activities:
Cash withdrawn from Trust account in connection with redemption	132,616,922	—
Net cash provided by investing activities	132,616,922	—

Cash flows from financing activities:
Redemption of Class A Ordinary shares	(132,616,922)	—
Net cash provided used in financing activities	(132,616,922)	—

Net change in cash	$(244,095)	(407,583)
Cash at beginning of period	244,179	1,011,771
Cash at end of period	$84	$604,188

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption value	$3,250,819	$266,362
Promissory Note forgiveness	$449,765	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Organization and General

Finnovate Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early-stage and emerging growth company, and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the full over-allotment, resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $172,500,000, which is described in Note 3. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable warrant (“Public Warrant”).

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination by May 8, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by May 8, 2024, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account as defined below (excluding the underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing of a definitive agreement in connection with its Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The amount in the Trust Account is approximately $10.70 per Public Share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares purchased in March 2021 (the “Founder Shares,” described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO, in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (i) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (ii) not to propose an amendment to the Amended and Restated Articles of Association (a) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (b) with respect to any other provision relating to shareholders rights or pre-Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until May 8, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to its underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, the Company had $84 in its operating bank account and working capital deficit of $1,150,044. The Company’s liquidity needs up to June 30, 2023 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”) and drawdowns against the available working capital loan (the “Working Capital Loan”). The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of June 30, 2023 and December 31, 2022, the Company had $0 and $449,765 outstanding under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the Extension Note in its first payment. As of June 30, 2023, the outstanding balance of the Extension Note was $300,000, and no interest was accrued.

If the Company is not able to consummate a Business Combination before May 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before May 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2024.

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

Sunorange Investment

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Sunorange”), pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain Company directors, which combined interests will entitle Sunorange to receive, in the aggregate, 3,557,813 Class B ordinary shares and 6,160,000 Private Placement Warrants (collectively, the “Insider Securities”), and the Company shall introduce a change in management and the Board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board and Chief Executive Officer, and Wang (Tommy) Chiu Wong shall replace Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment (as defined herein); (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder (such period of time being referred to herein as the “Waiting Period”), and whose vacancies shall be filled by individuals to be designated by Sunorange and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to herein as the “New Management”). Sunorange’s acquisition of interests in the Insider Securities, the change to New Management and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Sunorange Investment.”

On May 8, 2023, the Company completed the closing of the Sunorange Investment after the Company’s shareholders approved certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Company’s Trust Account after accounting for all redemptions in connection with the Company’s extraordinary general meeting of shareholders on May 8, 2023 (the “Extension Meeting”); (ii) the Company obtaining or extending a D&O insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B ordinary shares into Class A ordinary shares as needed to retain shareholders and meet continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B ordinary shares from certain Company directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension from May 9, 2023 through August 8, 2023(see Note 5). Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until May 8, 2024.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $84 and $244,179 as of June 30, 2023 and December 31, 2022, respectively.

Investment Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash equivalents in the amount of $49,464,956 and $178,531,059, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in “income on investments held in the Trust Account” in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation’s coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to shareholders’ equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fees, and $721,912 of other offering costs) were charged to Shareholders’ Equity following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021.

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

As a result of the shareholder vote held on May 8, 2023, 12,626,668 shareholders exercised their right to redemption which left a remainder of 4,623,332 Class A ordinary shares subject to possible redemption. These shareholders were paid an aggregate of $132,616,922, or $10.50 per share, on May 18, 2023.

As of June 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	June 30, 2023	December 31, 2022
As of beginning of the period	$178,531,059	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	3,250,819	2,581,059
Extension contribution	300,000	-
Less:
Redemptions	(132,616,922)	-
Class A common stock subject to possible redemption	$49,464,956	$178,531,059

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480 and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. The Company’s redeemable ordinary shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income (loss), allocated proportionally to each class of ordinary shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

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

Accordingly, basic and diluted income per ordinary share for the three months ended June 30, 2023 and June 30, 2022 is calculated as follows:

	For the three months ended June 30, 2023		For the three months ended June 30, 2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$699,247	$99,078	$30,081	$7,456

Denominator:
Weighted-average shares outstanding	12,374,953	1,753,435	17,400,000	4,312,500
Basic and diluted net income per share	$0.06	$0.06	$0.00	$0.00

Basic and diluted loss per ordinary share for the six months ended June 30, 2023 and the period from June 30, 2022 is calculated as follows:

	For the six months ended June 30, 2023		For the six months ended June 30, 2022
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$2,002,231	$404,128	$(98,725)	$(24,468)

Denominator:
Weighted-average shares outstanding	14,873,595	3,002,072	17,400,000	4,312,500
Basic and diluted net income per share	$0.13	$0.13	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU ”) Topic 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in FASB ASU Subtopic 470-20, “Debt—Debt with Conversion and Other Options” for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU Topic 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

On November 8, 2021, the Company completed its IPO of 15,000,000 Units at a price of $10.00 per Unit. The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 2,250,000 additional Units to cover over-allotments (“Over-Allotment Units” as defined in Note 4), if any, at the IPO price less the underwriting discounts and commissions. On November 12, 2021, the Company closed on the underwriter’s full exercise of its over-allotment option which resulted in the sale of an additional 2,250,000 Units. The IPO and subsequent over-allotment exercise generated gross proceeds of $172,500,000.

Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

Following the closing of the IPO on November 8, 2021 and subsequent exercise of the over-allotment, an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. The net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 – PRIVATE PLACEMENT WARRANTS

The Sponsor and EarlyBirdCapital agreed to purchase an aggregate of 7,900,000 Private Placement Warrants (7,400,000 bought by the Sponsor, and 500,000 bought by EarlyBirdCapital) at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the closing of the IPO. Simultaneously with the closing of the sale of the Over-Allotment Units on November 12, 2021, the Company completed an additional private sale of an aggregate of 900,000 additional Private Placement Warrants to the Sponsor, which purchased 843,038 such warrants, and the underwriter, which purchased 56,962 such warrants. As a result of the IPO and subsequent over-allotment exercise, an aggregate of 8,800,000 Private Placement Warrants were sold (8,243,038 to the Sponsor and 556,962 to EarlyBirdCapital) for gross proceeds of $8,800,000.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In March 2021, the Sponsor paid $25,000 (approximately $0.006 per share) in consideration for 4,312,500 shares of Class B ordinary shares with par value of $0.0001. Up to 562,500 of these Founder Shares were subject to forfeiture by the Sponsor if the underwriter’s over-allotment option was not exercised, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO. On November 12, 2021, the underwriter fully exercised the over-allotment option which resulted in the 562,500 shares no longer being subject to forfeiture.

The Sponsor and the Company’s directors and executive officers have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (i) one year after the completion of a Business Combination and (ii) subsequent to a Business Combination, (a) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (b) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of Class A ordinary shares for cash, securities or other property.

On May 8, 2023, the Company issued an aggregate of 4,237,499 (the “Sponsor Shares”) of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of shares of Class B ordinary shares (the “Sponsor Conversion”). Combined with the Director Share conversion discussed below, the Sponsor Conversion left 1 Class B ordinary share outstanding. These Sponsor Shares continue to hold the same legend as they did prior to their conversion. Accordingly, these shares are accounted for as Class A ordinary shares at their par value.

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

The EBC Founder Shares have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their officers or partners, associated persons or affiliates.

Director Shares

In October 2021, the Sponsor transferred 75,000 Founder Shares to the independent directors of the Company (“Director Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the Director Shares to be $450,676 based upon the price of the Founder Shares issued to the Sponsor.

On May 8, 2023, the Company issued an aggregate of 75,000 Class A ordinary shares (together with the Sponsor Shares, the “Converted Class A Ordinary Shares”) to the Directors and the holders of the Company’s 75,000 Class B ordinary shares upon the conversion of an equal number of shares of Class B ordinary shares (together with the Sponsor Conversion, the “Conversion”). On the same day, in connection with the closing of the Sunorange Investment, the Converted Class A Ordinary Shares held by the Directors were transferred to designees of Sunorange.

The conversion of these Director Shares from Class B to Class A was not the result of a Business Combination, and the Company has previously recognized $450,676 in expenses related to these Director Shares. As such, these shares will continue to be held at their book value.

Related Party Loans

In March 2021, the Sponsor issued an unsecured Promissory Note to the Company, pursuant to which the Company was permitted to borrow an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing, and the Promissory Note was fully repaid as of November 8, 2021, upon the closing of the IPO.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T~~A~~. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of June 30, 2023 and December 31, 2022, the Company had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium.. The Sponsor funded the first three months of the Extension Note in its first payment. As of June 30, 2023, the outstanding balance of the Extension Note was $300,000, and no interest was accrued.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of June 30, 2023, the Company has accrued $44,464 under the agreement in “due to related party” and expensed $18,000 in “formation, general and administrative expenses.”

NOTE 6 —INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2023, investment in the Company’s Trust Account consisted of $49,464,956 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023:

	June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$49,464,956	$49,464,956	$-	$-
	$49,464,956	$49,464,956	$-	$-

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Business Combination in an amount equal to 1.75%, or $3,018,750) of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable).

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As this agreement was a subsequent event and the Business Combination is not considered probable, nothing has been included in the financial statements related to this agreement.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,462,499 and 150,000 shares of Class A ordinary shares issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1 and 4,312,500 shares of Class B ordinary shares issued and outstanding, respectively.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law. Under the terms of the Sunorange Investment, the Class B ordinary shares were converted to Class A ordinary shares although the Sponsor will retain at least one Class B ordinary share. See Note 9-Subsequent Event.

Any Founder Shares outstanding at the time of the Business Combination will automatically convert into shares of Class A ordinary shares on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (i) 12 months from the closing of the IPO and (ii) 30 days after the completion of a Business Combination.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at a newly issued price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the consummation of the Business Combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (a) the market value or (b) the newly issued price, and the $18.00 per share redemption trigger price will adjusted (to the nearest cent) to be equal to 180% of the greater of (x) the market value or (y) the newly issued price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On August 21, 2023, the Company and Scage International Limited (“Scage”) entered into a definitive Business Combination Agreement (the “Business Combination Agreement”). Upon consummation of the two mergers and the other transaction contemplated by the Business Combination Agreement (the “Scage Business Combination”), Scage Future, a newly formed holding company (“Pubco”) will seek to be listed on Nasdaq. The outstanding securities of Scage and the Company will be converted into the right to receive securities of Pubco. The transaction represents a post-Business Combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As this agreement was a subsequent event and the Business Combination is not considered probable, nothing has been included in the financial statements related to this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report (this “Report”) including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a Business Combination.

We consummated our IPO on November 8, 2021 and are currently in the process of locating suitable targets for our initial Business Combination.

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

We completed the sale of 15,000,000 Units at $10.00 per Unit on November 8, 2021. Simultaneous with the closing of the IPO, we completed the sale of 7,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor as well as to EarlyBirdCapital, generating gross proceeds of $7,900,000 from the sale of the Private Placement Warrants.

On November 12, 2021, we closed on the full exercise of the underwriters’ over-allotment option, which resulted in the sale of an additional 2,250,000 Units for additional gross proceeds to us of $22,500,000 and aggregate IPO and over-allotment gross proceeds of $172,500,000. Simultaneously with the exercise of the over-allotment, the Sponsor purchased an additional 900,000 Private Placement Warrants, which resulted in additional gross proceeds of $900,000 and aggregate private placement proceeds from the IPO and over-allotment of $8,800,000.

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets.

Sunorange Investment

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain of our directors, which combined interests will entitle Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B ordinary shares and 6,160,000 Private Placement Warrants, and we shall introduce a change in management and the Board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board and Chief Executive Officer and Wang (Tommy) Chiu Wong shall replace Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of the Waiting Period and whose vacancies shall be filled by New Management.

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the Extension Meeting; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B ordinary shares into Class A ordinary shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B ordinary shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024.

Extension Meeting

On May 8, 2023, we held the Extension Meeting to amend our Amended and Restated Articles of Association to: (i) approve the Extension and (ii) to entitle holders of Class B ordinary shares to convert such shares into Class A ordinary shares prior to the closing of an initial Business Combination at the election of the holder.

There were 21,712,500 of our ordinary shares issued and outstanding on April 14, 2023, the record date for the Extension Meeting. At the Extension Meeting, there were 14,402,264 ordinary shares present in person or by proxy, representing approximately 66.33% of the total ordinary shares outstanding as of the record date, which constituted a quorum.

Shareholders holding 12,626,668 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. These shares were redeemed for approximately $10.50 per share for a total redemption value paid from the Trust Account of approximately $132,616,922.

In connection with the Extension Meeting and pursuant to the Investment Agreement, Sunorange will contribute to us loans of the lesser of (i) $100,000 or (ii) $0.033 for each Public Share that is not redeemed for each calendar month (commencing on May 8, 2023 and ending on the 8th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024.

On June 2, 2023, we issued the Extension Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the Extension Note in its first payment. As of June 30, 2023, the outstanding balance of the Extension Note was $300,000, and no interest was accrued.

Conversion

On May 8, 2023, we issued an aggregate of 4,237,499 Sponsor Shares to the Sponsor upon the Sponsor Conversion.

Also on May 8, 2023, we issued an aggregate of 75,000 Class A ordinary shares to the directors and the holders of our 75,000 Class B ordinary shares upon the conversion of an equal number of shares of Class B ordinary shares. On the same day, in connection with the closing of the Sunorange Investment, the Converted Class A Ordinary Shares held by the directors were transferred to designees of Sunorange.

The Converted Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for our IPO. Following the Conversion, there were 9,085,831 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding. As a result of the Conversion, the Sponsor and certain designees of Sunorange hold, in the aggregate, approximately 47.4% of our Class A ordinary shares that are outstanding.

Recent Developments

Scage Business Combination

On August 21, 2023, we and Scage entered into the Business Combination Agreement. Upon consummation of the Scage Business Combination, Pubco will seek to be listed on Nasdaq. The outstanding securities of Scage and us will be converted into the right to receive securities of Pubco. The transaction represents a post-combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment. For a more detailed description of the Business Combination Agreement, as amended, and the transactions contemplated therein, see our Current Report on Form 8-K filed with the SEC on August 25, 2023.

Nasdaq Compliance

On September 12, 2023, we received a deficiency notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with Nasdaq’s continuing listing standards (the “Listing Rules”) as set forth in in Listing Rule 5250(c)(1) given our failure to timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2023. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 60 calendar days, or until December 5, 2023 to submit a plan to regain compliance with the Nasdaq Listing Rules.

On October 9, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we no longer meets the minimum 400 total holders requirement for The Nasdaq Global Market pursuant to Listing Rule 5450(a)(2) (the “Minimum Total Holders Requirement”). The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 45 calendar days, or until November 24, 2023 to submit a plan to regain compliance with the Minimum Total Holders Requirement.

Results of Operations

As of June 30, 2023, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2023, relates to our formation and IPO that occurred on November 8, 2021, and, since the completion of the IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2022.

For the three months ended June 30, 2023, we had net income of $798,325, consisting of $543,867 in formation, general and administrative expenses offset by $1,342,192 in interest gained on the bank account and the investment held in Trust Account. For the six months ended June 30, 2023, we had net income of $2,406,359, consisting of $846,131 in formation, general and administrative expenses offset by $3,252,490 in interest gained on the bank account and the investment held in Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside our Trust Account of $84 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

As noted above, pursuant to our IPO on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the company. As of June 30, 2023, $49,464,956 of the IPO proceeds, and interest earned thereon, were held in the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post-initial Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of June 30, 2023 and December 31, 2022, we had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T~~A~~. In order to recognize this benefit, we de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

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

As agreed by the shareholders at the Extension Meeting, we have until May 8, 2024 to complete a Business Combination.

If we are not able to consummate a Business Combination before May 8, 2024, we will commence an automatic winding up, dissolution and liquidation. Our management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. While management intends to complete a Business Combination on or before May 8, 2024, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 8, 2024.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of June 30, 2023, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an administrative services agreement pursuant to which we are paying our Sponsor for office space, utilities and administrative support services, in an amount of up to $3,000 per month.

We have engaged EarlyBirdCapital as an advisor in connection with our initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the initial Business Combination and assist us with our press releases and public filings in connection with the initial Business Combination. In connection with the Sunorange Investment, we have agreed to pay EarlyBirdCapital a reduced cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 1.75% of the gross proceeds of our IPO (exclusive of any applicable finders’ fees which might become payable).

We previously engaged a third-party consultant to provide us with assistance in various aspects of our potential Business Combination. Pursuant to the terms of the agreement, we have agreed to pay a contingent fee of at least $3,500,000 if we consummate a Business Combination. Nothing has been included in the financial statements related to this agreement. As of May 8, 2023, this agreement was terminated.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination.  As this agreement was a subsequent event and the Business Combination is not considered probable, nothing has been included in the financial statements related to this agreement.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 (Summary of Significant Accounting Policies), of the Notes to Financial Statements included in this Report, with those considered critical outlined below. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the balance sheet.

Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. Our redeemable ordinary shares are comprised of Class A shares sold in the IPO. Our non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net loss, allocated proportionally to each class of ordinary shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the IPO since exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net loss per redeemable share because the redemption value approximates fair value. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, “Debt—Debt with Conversion and Other Options for Convertible Instruments and Introducing Other Changes.” As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at their amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing what impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU 2022-03. ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for us in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are currently assessing what impact, if any, that ASU 2022-03 would have on our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the private placement, including amounts in our Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, classification of related party payables and accounting for related party notes payable as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls around the interpretation and accounting for certain complex features of the over-allotment option that was granted to our underwriters in the IPO and the controls around recognition of billed and unbilled professional fees, the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. The over-allotment option has been fully exercised, and, as such, that complex financial instrument is no longer included in our financial statements. We determined that the material weakness resulted in an immaterial impact to our audited financial statements for the year ended December 31, 2021 and unaudited condensed financial statements for the quarter ended June 30, 2022. Our management performed additional analysis as deemed necessary to ensure that our financial statements included in this Report were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2023 covered by this Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 22, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate an initial Business Combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate an initial Business Combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated. Sunorange is the general partner of the Sponsor and a British Virgin Islands entity. Messrs. Calvin Kung, a U.S. citizen, and Wang Chiu Wong., a resident of Hong Kong S.A.R., serve as directors of Investor. Other members of the Sponsor include certain officers and directors of the Company. To the best of the Company’s knowledge, approximately 2% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis and approximately 98% of interests in the Sponsor owned by non-U.S. persons on a look-through basis. Of the approximately 98% of interests in the Sponsor owned by non-U.S. persons, approximately 58% are owned by persons in Hong Kong S.A.R., 16% are owned by persons in Israel, 12% are owned by persons in Malaysia and 12% are owned by persons in China. Accordingly, CFIUS may consider us to be a “foreign person.”

Although we do not believe the Scage Business Combination constitutes a business combination with a U.S. business that may affect national security, CFIUS may take a different view and decide to block or delay the initial Business Combination, impose conditions to mitigate national security concerns with respect to the initial Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor.

The foreign ownership limitations, and the potential impact of CFIUS, may prevent us from consummating the initial Business Combination with a U.S. target company. If we were to seek an initial Business Combination other than the Scage Business Combination, the pool of potential targets with which it could complete an initial Business Combination may be limited as a result of any such regulatory restriction, and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.70 per share (plus any applicable interest accrued). This will also cause you to lose any potential investment opportunity in potential target acquisition and the chance of realizing future gains on your investment through any price appreciation in the combined company, and our rights will expire worthless.

We have received two notices from the Staff of Nasdaq notifying us that we were not in compliance with two Nasdaq Listing Rules. If we cannot regain compliance, our securities will be subject to delisting, and the liquidity and the trading price of our securities could be adversely affected.

On September 12, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we were not in compliance with Nasdaq’s Listing Rules as set forth in in Listing Rule 5250(c)(1) given our failure to timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2023. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 60 calendar days, or until December 5, 2023 to submit a plan to regain compliance with the Nasdaq Listing Rules.

On October 9, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we no longer meets the Minimum Total Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 45 calendar days, or until November 24, 2023 to submit a plan to regain compliance with the Minimum Total Holders Requirement.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 10, 2022. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Unregistered Sales of Equity Securities

On May 8, 2023, we issued an aggregate of 4,312,499 Class A ordinary shares to the Sponsor, Mitch Garber, Nadav Zohar and Gustavo Schwed, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor, Mitch Garber, Nadav Zohar and Gustavo Schwed in the conversion. The 4,312,499 Class A ordinary shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B ordinary shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the prospectus for the IPO. Following the conversion and the redemptions in connection with the Extension, there were 9,085,831 Class A ordinary shares issued and outstanding and 1 Class B ordinary share issued and outstanding. As a result of the conversion and the redemptions in connection with the Extension, the Sponsor held 47.4% of the outstanding Class A ordinary shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 8, 2023, we held an extraordinary general meeting of shareholders and approved, among other things, the Extension, which extended the date by which we must consummate an initial Business Combination from May 8, 2023 to May 8, 2024 (or such earlier date as determined by the Board). In connection with the Extension, shareholders holding 12,626,668 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $132.6 million, or approximately $10.50 per share to redeeming shareholders in the redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or Units) purchased	(b) Average price paid per share (or Unit)	(c) Total number of shares (or Units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or Units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	12,626,668	$10.50	—	—

June 1 – June 30, 2023	—	—	—	—

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

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	November 6, 2023
Calvin Kung	(principal executive officer)

/s/ Wang Chiu Wong	Chief Financial Officer	November 6, 2023
Wang Chiu Wong	(principal financial and accounting officer)

