Form 10-Q
period 2023-09-30
Finnovate Acquisition Corp.
filed 2023-12-14
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to___________

Commission file number: 001-41012

FINNOVATE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

265 Franklin Street Suite 1702 Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

+1 424-253-0908

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

Yes ☒ No ☐

As of December 14, 2023, there were 9,085,831 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets
Cash	$867	$244,179
Prepaid expenses	66,235	314,502
Total Current Assets	67,102	558,681
Investments held in Trust Account	50,306,452	178,531,059
Total Assets	$50,373,554	$179,089,740

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,242,202	$522,801
Working capital loan - related party	-	449,765
Extension note payable	500,000	-
Due to related party	310,371	41,464
Total Liabilities	2,052,573	1,014,030

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,623,332 and 17,250,000 shares at redemption value of $10.88 and $10.35 at September 30, 2023 and December 31, 2022, respectively	50,306,452	178,531,059

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,462,499 and 150,000 issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	446	15
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 4,312,500 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	431
Accumulated deficit	(1,985,917)	(455,795)
Total Shareholders’ Deficit	(1,985,471)	(455,349)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$50,373,554	$179,089,740

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation, general and administrative expenses	$635,563	$290,025	$1,481,694	$677,782
Loss from operations	(635,563)	(290,025)	(1,481,694)	(677,782)

Other Income
Interest earned on Bank Account	136	1,618	1,807	1,922
Interest earned on Investments held in Trust Account	641,496	795,600	3,892,315	1,059,860
Total Other Income	641,632	797,218	3,894,122	1,061,782

Net Income	$6,069	$507,193	$2,412,428	$384,000

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	4,623,332	17,400,000	10,451,025	17,400,000
Basic and diluted net income per redeemable Class A ordinary share	$0.00	$0.02	$0.16	$0.02
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,462,500	$4,312,500	4,462,500	4,312,500
Basic and diluted net income per non-redeemable ordinary share	$0.00	$0.02	$0.16	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net Income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	15	4,312,500	431	-	(756,642)	(756,196)
Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note forgiveness	-	-	-	-	449,765	-	449,765
Extension Contribution	-	-	-	-	-	(300,000)	(300,000)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(449,765)	(892,173)	(1,341,938)
Net Income	-	-	-	-	-	798,325	798,325
Balance - June 30, 2023	4,462,499	446	1	-	-	(1,150,490)	(1,150,044)
Extension Contribution	-	-	-	-	-	(200,000)	(200,000)
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	-	(641,496)	(641,496)
Net Income	-	-	-	-	-	6,069	6,069

Balance - September 30, 2023	4,462,499	$446	1	$-	-	$(1,985,917)	$(1,985,471)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088
Net Loss	-	-	-	-	-	(160,730)	(160,730)
Balance – March 31, 2022	150,000	15	4,312,500	431	1,654,188	(800,276)	854,358
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(266,362)	-	(266,362)
Net Income	-	-	-	-	-	37,537	37,537
Balance - June 30, 2022	150,000	15	4,312,500	431	1,387,826	(762,739)	625,533
Remeasurement of Class A ordinary shares to redemption value	-	-	-	-	(795,600)	-	(795,600)
Net Income	-	-	-	-	-	507,193	507,193

Balance - September 30, 2022	150,000	$15	4,312,500	$431	$592,226	$(255,546)	$337,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income	$2,412,428	$384,000
Interest earned on Investments held in Trust Account	(3,892,315)	(1,059,860)
Changes in operating assets and liabilities:
Prepaid expenses	248,267	261,190
Accounts payable and accrued expenses	719,401	(20,127)
Accrued offering expenses	—	(46,894)
Due to related party	268,907	26,464
Net cash used by operating activities	(243,312)	(455,227)

Cash flows from investing activities:
Cash withdrawn from Trust account in connection with redemption	132,616,922	—
Extension Contribution	(500,000)
Net cash provided by investing activities	132,116,922	—

Cash flows from financing activities:
Proceeds from Related Party advances	500,000	—
Redemption of Class A Ordinary shares	(132,616,922)	—
Net cash provided used in financing activities	(132,116,922)	—

Net change in cash	(243,312)	(455,227)
Cash at beginning of period	244,179	1,011,771
Cash at end of period	$867	$556,544

Supplemental disclosure of cash flow information:
Remeasurement of Class A ordinary shares to redemption value	$3,892,315	$1,061,962
Promissory Note forgiveness	$449,765	$—
Extension Contribution	$500,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the Class A shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the underwriters’ exercise of the full over-allotment, resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $172,500,000, which is described in Note 3. Each Unit consists of one share of Class A ordinary shares and three-quarters of one redeemable warrant (“Public Warrant”).

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and either held in a demand deposit account or invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (the “Amended and Restated Articles of Association”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination by May 8, 2024 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by May 8, 2024, subject to applicable law. If the Company does not hold or invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The amount in the Trust Account is approximately $10.88 per Public Share as of September 30, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares purchased in March 2021 (the “Founder Shares,” described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $867 in its operating bank account and working capital deficit of $1,985,471. The Company’s liquidity needs up to September 30, 2023 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “Promissory Note”), drawdowns against the available working capital loan (the “Working Capital Loan”), as well as advances and payments made on behalf of the Company by related parties. The Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of September 30, 2023 and December 31, 2022, the Company had $0 and $449,765 outstanding under the Working Capital Loan, respectively. Additionally, the Company received working capital advances from an affiliate of the Sponsor totaling approximately $263,000 from May 8, 2023 to September 30, 2023, which is included in Due to related party.

On June 2, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the Extension Note in its first payment. As of September 30, 2023, the outstanding balance of the Extension Note was $500,000, and no interest was accrued. If the Company is not able to consummate a Business Combination before May 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before May 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2024.

These conditions, involving liquidity concerns and mandatory liquidation, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sunorange Investment

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Sunorange”), pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain Company directors, which combined interests will entitle Sunorange to receive, in the aggregate, 3,557,813 Class B ordinary shares and 6,160,000 Private Placement Warrants (collectively, the “Insider Securities”), and the Company shall introduce a change in management and the Board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board and Chief Executive Officer, and Wang Chiu (Tommy) Wong shall replace Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment (as defined herein); (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder (such period of time being referred to herein as the “Waiting Period”), and whose vacancies shall be filled by individuals to be designated by Sunorange and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to herein as the “New Management”). Sunorange’s acquisition of interests in the Insider Securities, the change to New Management and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Sunorange Investment.”

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

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension from May 9, 2023 through August 8, 2023 (see Note 5). Sunorange has agreed to cause to be deposited into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until May 8, 2024. As of September 30, 2023, $500,000 has been deposited into the Trust Account in support of the Extension.

Business Combination Agreement

On August 21, 2023, the Company and Scage International Limited (“Scage”) entered into a definitive Business Combination Agreement (the “Business Combination Agreement”). Scage is a zero-emission solution provider in China, focusing on the development and commercialization of heavy-duty NEV trucks and e-fuel solutions. Upon consummation of the two mergers and the other transaction contemplated by the Business Combination Agreement (the “Scage Business Combination”), Scage Future, a newly formed holding company (“Pubco”) will seek to be listed on Nasdaq. The outstanding securities of Scage and the Company will be converted into the right to receive securities of Pubco. The transaction represents a post-Business Combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, Pubco, Scage, the Company and certain shareholders of Scage (“Key Scage Shareholders”), as shareholders holding shares of Scage sufficient to constitute the Required Company Shareholder Approval (as that term is defined in the Business Combination Agreement) as the holder of record or the beneficial owner within the meaning of Rule 135-3 of the Exchange Act, each entered into Lock-Up Agreements (each, a “Key Seller Lock-Up Agreement”). It is a condition to the Closing that all stockholders of Scage between signing and Closing enter into a Lock-Up Agreement (each, a “Seller Lock-Up Agreement”).

Pursuant to each Key Seller Lock-Up Agreement, each Key Scage Shareholder agreed not to, during the period commencing from the date and time at which the Closing is actually held (the “Closing Date”) and ending on (A) the 6-month anniversary of the Closing Date with respect to 40% of the restricted securities and (B) the 36-month anniversary of the Closing Date with respect to the remaining 60% of the restricted securities, (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, offer to sell, contract or agree to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase of a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-up Securities (as that term is defined in the Business Combination Agreement), whether any such transaction is to be settled by delivery of such restricted securities, in cash or otherwise, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”) (subject to early release if Pubco consummates a Change of Control (as that term is defined in the Business Combination Agreement)).

Pursuant to each Seller Lock-Up Agreement, the remaining Scage shareholders agreed not to make a Prohibited Transfer during the period commencing from the Closing Date and ending on the 6-month anniversary of the Closing Date (subject to early release if Pubco consummates a Change of Control).

Shareholder Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, and Key Scage Shareholders entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, Key Scage Shareholders have agreed (a) to support the adoption of the Business Combination Agreement and the approval of the transactions contemplated therein, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, Pubco and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to vote all of its shares of the Company in favor of the Business Combination Agreement and the transactions contemplated therein. The Sponsor Support Agreement also prevents transfers of securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.

Insider Letter Amendment

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, the Sponsor, Pubco, Calvin Kung, Wang Chiu Wong, Chunyi Hao, Tiemei Li, and Sanjay Prasad entered into an amendment (the “Insider Letter Amendment”) to that certain letter agreement, dated November 8, 2021 (the “Insider Letter”), by and among the Company, the Sponsor and the directors, officers or other initial shareholders of the Company named therein, pursuant to which Pubco and Scage are added as parties to the Insider Letter.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Business Combination Agreement, certain shareholders and officers (each, a “Subject Party”) of the Company each entered into a non-competition and non-solicitation agreement with the Company, Pubco, Scage, and the Sponsor (collectively, the “Non-Competition and Non-Solicitation Agreement”). Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, the Company, Scage, and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

Assignment, Assumption, and Amendment to Warrant Agreement

Prior to the Closing, the Company, Pubco and Continental, as warrant agent (the “Warrant Agent”), will enter the Assignment, Assumption, and Amendment to Warrant Agreement (the “Warrant Amendment”), which will amend that certain Warrant Agreement, dated as of November 8, 2021, relating to the Company warrants (the “Warrant Agreement”), filed with the SEC on November 8, 2021. Pursuant to the Warrant Amendment: (i) Pubco will assume the obligations of the Company under the Warrant Agreement, such that, among other things, Pubco will be added as a party thereto and (ii) references to the Company’s Class A ordinary shares in the Warrant Agreement shall mean Pubco ordinary shares.

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

Management is currently evaluating the impact of such risks and has concluded that while it is reasonably possible that they could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $867 and $244,179 as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account consisted of cash equivalents in the amount of $50,306,452 and $178,531,059, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in “Interest earned on Investments held in Trust Account” in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation’s coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to shareholders’ equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fees, and $721,912 of other offering costs) were charged to Shareholders’ Equity following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021.

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 -	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	September 30, 2023	December 31, 2022
As of beginning of the period, January 1	$178,531,059	$175,950,000
Plus:
Remeasurement of carrying value to redemption value	3,892,315	2,581,059
Extension Contributions	500,000	-
Less:
Redemptions	(132,616,922)	-
Class A ordinary shares subject to possible redemption	$50,306,452	$178,531,059

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. Our redeemable ordinary shares are comprised of Class A shares sold in the IPO. Our non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income, allocated proportionally to each class of ordinary shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per redeemable share because the redemption value approximates fair value. As a result, diluted income per share is the same as basic income per share for the period presented.

Accordingly, basic and diluted income per ordinary share for the three months ended September 30, 2023 and September 30, 2022 is calculated as follows:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$3,088	$2,981	$406,455	$100,738

Denominator:
Weighted-average shares outstanding	4,623,332	4,462,500	17,400,000	4,312,500
Basic and diluted net income per share	$0.00	$0.00	$0.02	$0.02

Basic and diluted income per ordinary share for the nine months ended September 30, 2023 and September 30, 2022 is calculated as follows:

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,690,569	$721,859	$307,731	$76,269

Denominator:
Weighted-average shares outstanding	10,451,025	4,462,500	17,400,000	4,312,500
Basic and diluted net income per share	$0.16	$0.16	$0.02	$0.02

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU “) Topic 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in FASB ASU Subtopic 470-20, “Debt-Debt with Conversion and Other Options,” for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

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

Following the closing of the IPO on November 8, 2021 and subsequent exercise of the over-allotment, an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of September 30, 2023, the net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company.

NOTE 4 - PRIVATE PLACEMENT WARRANTS

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of September 30, 2023 and December 31, 2022, the Company had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the Extension Note in its first payment. As of September 30, 2023, the Sponsor had deposited an aggregate of $500,0000 in payments to support the Extension on behalf of the Company. As of September 30, 2023, the outstanding balance of the Extension Note was $500,000, and no interest was accrued.

On November 8, 2023, the Company issued an unsecured promissory note (the “November 2023 Working Capital Note”) in the amount of $1,500,000 to Sunorange Investment. The November 2023 Working Capital Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Working Capital Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Working Capital Note. These advances of approximately $263,000 are included in the Due to related party line on the balance sheet.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of September 30, 2023, the Company has accrued $47,600 under the agreement in “Due to related party” and expensed $27,000 in “formation, general and administrative expenses.”

NOTE 6 —INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2023, investments in the Company’s Trust Account consisted of $50,306,452 in a money market fund. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023:

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$50,306,452	$50,306,452	$-	$-
	$50,306,452	$50,306,452	$-	$-

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022:

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$178,531,059	$178,531,059	$-	$-
	$178,531,059	$178,531,059	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services solely in the event of consummation of the Business Combination in an amount equal to 1.75%, or $3,018,750) of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable). This fee will become payable to EarlyBirdCapital upon consummation of the Business Combination. No liability will be recorded for such fee until it becomes probable that the fee will be paid.

Consulting Agreement

The Company has engaged a third-party consultant to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of at least $3,500,000 if the Company consummates a Business Combination. No expense has been recorded in the unaudited condensed financial statements related to this agreement. As of May 8, 2023, this agreement was terminated.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As the Business Combination is not considered probable, no expense has been recorded in the unaudited condensed financial statements related to this agreement.

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,462,499 and 150,000 shares of Class A ordinary shares issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 1 and 4,312,500 shares of Class B ordinary shares issued and outstanding, respectively.

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

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (i) 12 months from the closing of the IPO and (ii) 30 days after the completion of a Business Combination.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as follows:

On November 1, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s initial Business Combination or its liquidation. As a result, following the liquidation of investments in the Trust Account, which took effect on November 2, 2023, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange. The note is non-interest bearing and is due on the earlier of consummation of the Business Combination or liquidation. The November 2023 Working Capital Note was issued in connection with advances made by Sunorange in the amount of approximately $341,000 since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a Trust Account, located in the United States at a nationally recognized financial institution, with Continental acting as trustee and until November 2, 2023 invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. As of November 2, 2023, the funds in the Trust Account were moved to an interest-bearing demand deposit account.

Sunorange Investment

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B ordinary shares directly held by certain of our directors, which combined interests will entitle Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B ordinary shares and 6,160,000 Private Placement Warrants, and we shall introduce a change in management and the Board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong shall replace Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik shall tender their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar shall tender their resignations as directors, to be effective upon expiration of the Waiting Period and whose vacancies shall be filled by New Management.

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

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through September 30, 2023, $500,000 has been deposited into the Trust Account in support of the Extension.

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

On June 2, 2023, we issued the Extension Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the Extension Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the Extension Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the Extension Note in its first payment. As of September 30, 2023, the Sponsor had deposited an aggregate of $500,0000 into the Trust Account to support the Extension on behalf of the Company. As of September 30, 2023, the outstanding balance of the Extension Note was $500,000, and no interest was accrued.

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

Scage Business Combination

On August 21, 2023, we and Scage entered into the Business Combination Agreement. Scage is a zero-emission solution provider in China, focusing on the development and commercialization of heavy-duty NEV trucks and e-fuel solutions. Upon consummation of the Scage Business Combination, Pubco will seek to be listed on Nasdaq. The outstanding securities of Scage and us will be converted into the right to receive securities of Pubco. The transaction represents a post-combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment. Simultaneously with the Business Combination Agreement, we also entered into the Key Seller Lock-Up Agreements, Shareholder Support Agreement, Sponsor Support Agreement, Insider Letter Amendment, and Non-Competition and Non-Solicitation Agreement, and prior to the Closing, we will enter the Assignment, Assumption, and Amendment to Warrant Agreement. For a full description of the Business Combination Agreement, the transactions contemplated therein, and the Scage Business Combination, please see our Current Report on Form 8-K filed with the SEC on August 25, 2023.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, Pubco, Scage, the Company and certain shareholders of Scage (“Key Scage Shareholders”), as shareholders holding shares of Scage sufficient to constitute the Required Company Shareholder Approval (as that term is defined in the Business Combination Agreement) as the holder of record or the beneficial owner within the meaning of Rule 135-3 of the Exchange Act, each entered into Lock-Up Agreements (each, a “Key Seller Lock-Up Agreement”). It is a condition to the Closing that all stockholders of Scage between signing and Closing enter into a Lock-Up Agreement (each, a “Seller Lock-Up Agreement”).

Pursuant to each Key Seller Lock-Up Agreement, each Key Scage Shareholder agreed not to, during the period commencing from the date and time at which the Closing is actually held (the “Closing Date”) and ending on (A) the 6-month anniversary of the Closing Date with respect to 40% of the restricted securities and (B) the 36-month anniversary of the Closing Date with respect to the remaining 60% of the restricted securities, (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, offer to sell, contract or agree to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase of a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-up Securities (as that term is defined in the Business Combination Agreement), whether any such transaction is to be settled by delivery of such restricted securities, in cash or otherwise, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”) (subject to early release if Pubco consummates a Change of Control (as that term is defined in the Business Combination Agreement)).

Pursuant to each Seller Lock-Up Agreement, the remaining Scage shareholders agreed not to make a Prohibited Transfer during the period commencing from the Closing Date and ending on the 6-month anniversary of the Closing Date (subject to early release if Pubco consummates a Change of Control).

Shareholder Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, and Key Scage Shareholders entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, Key Scage Shareholders have agreed (a) to support the adoption of the Business Combination Agreement and the approval of the transactions contemplated therein, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, Pubco and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to vote all of its shares of the Company in favor of the Business Combination Agreement and the transactions contemplated therein. The Sponsor Support Agreement also prevents transfers of securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.

Insider Letter Amendment

Simultaneously with the execution of the Business Combination Agreement, the Company, Scage, the Sponsor, Pubco, Calvin Kung, Wang Chiu Wong, Chunyi Hao, Tiemei Li, and Sanjay Prasad entered into an amendment (the “Insider Letter Amendment”) to that certain letter agreement, dated November 8, 2021 (the “Insider Letter”), by and among the Company, the Sponsor and the directors, officers or other initial shareholders of the Company named therein, pursuant to which Pubco and Scage are added as parties to the Insider Letter.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Business Combination Agreement, certain shareholders and officers (each, a “Subject Party”) of the Company each entered into a non-competition and non-solicitation agreement with the Company, Pubco, Scage, and the Sponsor (collectively, the “Non-Competition and Non-Solicitation Agreement”). Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, the Company, Scage, and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

Assignment, Assumption, and Amendment to Warrant Agreement

Prior to the Closing, the Company, Pubco and Continental, as warrant agent (the “Warrant Agent”), will enter the Assignment, Assumption, and Amendment to Warrant Agreement (the “Warrant Amendment”), which will amend that certain Warrant Agreement, dated as of November 8, 2021, relating to the Company warrants (the “Warrant Agreement”), filed with the SEC on November 8, 2021. Pursuant to the Warrant Amendment: (i) Pubco will assume the obligations of the Company under the Warrant Agreement, such that, among other things, Pubco will be added as a party thereto and (ii) references to the Company’s Class A ordinary shares in the Warrant Agreement shall mean Pubco ordinary shares.

Nasdaq Compliance – Failure to Timely File Quarterly Report on Form 10-Q

On September 12, 2023, we received a deficiency notice from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that we were not in compliance with Nasdaq’s continuing listing standards (the “Listing Rules”) as set forth in in Listing Rule 5250(c)(1) given our failure to timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2023. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 60 calendar days, or until December 5, 2023 to submit a plan to regain compliance with the Nasdaq Listing Rules. We filed our Quarterly Report on Form 10-Q for the period ended June 30, 2023 on November 6, 2023.

Recent Developments

Nasdaq Compliance – Minimum Total Holders

On October 9, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we no longer meets the minimum 400 total holders requirement for The Nasdaq Global Market pursuant to Listing Rule 5450(a)(2) (the “Minimum Total Holders Requirement”). The notification received has no immediate effect on our Nasdaq listing. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Total Holders Requirement.

Sunorange November 2023 Working Capital Note

On November 8, 2023, we issued the November 2023 Working Capital Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Working Capital Note was issued in connection with advances made by Sunorange in the amount of $341,000 since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation.

Results of Operations

As of September 30, 2023, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2023, relates to our formation and IPO that occurred on November 8, 2021, and, since the completion of the IPO, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2022.

For the three months ended September 30, 2023, we had net income of $6,069, consisting of $641,632 in interest gained on the bank account and the investments held in Trust Account offset by $653,563 in formation, general and administrative expenses. For the nine months ended September 30, 2023, we had net income of $2,412,428, consisting of $3,894,122 in interest gained on the bank account and the investments held in Trust Account offset by $1,481,694 in formation, general and administrative expenses.

For the three months ended September 30, 2022, we had net income of $507,193, consisting of $797,218 in interest gained on the bank account and the investments held in Trust Account offset by $290,025 in formation, general and administrative expenses. For the nine months ended September 30, 2022, we had net income of $384,000, consisting of $1,061,782 in interest gained on the bank account and the investments held in Trust Account offset by $677,782 in formation, general and administrative expenses.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had cash outside our Trust Account of $867 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the nine months ended September 30, 2023, we utilized $243,312 in operating activities, which was largely driven by an increase of $719,401 in accounts payable and accrued expenses, $248,267 in Prepaid and other as well as a $268,907 increase in due to related party, offset by $3,892,315 in interest earned on our investments held in the Trust Account.

For the nine months ended September 30, 2023, we were provided $132,116,922 from our investing activities, which was primarily driven by $132,616,922 redemptions as a result of our extraordinary shareholder meeting offset by $500,000 in Extension Contributions.

For the nine months ended September 30, 2023, we utilized $132,116,922 in our financing activities, which was the result of the $132,616,922 payout of redemptions by our shareholders offset by $500,000 in proceeds from our promissory note.

As noted above, pursuant to our IPO on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are invested in either a demand deposit account or U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the company. As of September 30, 2023, $50,306,452 were held in the Trust Account. Effective November 2, 2023, we liquidated the investments held in the Trust Account and now hold the funds in the Trust Account in an interest-bearing demand deposit account with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, which took effect on November 2, 2023, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our initial shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into warrants at a price of $1.00 per warrant of the post-initial Business Combination entity. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. As of September 30, 2023 and December 31, 2022, we had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued the 2023 Working Capital Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Working Capital Note was issued in connection with advances made by Sunorange in the amount of approximately $263,000 since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Working Capital Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation.

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

If we are not able to consummate a Business Combination before May 8, 2024, we will commence an automatic winding up, dissolution and liquidation. Our management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. While management intends to complete a Business Combination on or before May 8, 2024, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 8, 2024.

Effective November 2, 2023, we liquidated the investments held in the Trust Account and now hold the funds in the Trust Account in an interest-bearing demand deposit account with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, which took effect on November 2, 2023, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

We previously engaged a third-party consultant to provide us with assistance in various aspects of our potential Business Combination. Pursuant to the terms of the agreement, we have agreed to pay a contingent fee of at least $3,500,000 if we consummate a Business Combination. No expense for which been included in the unaudited condensed financial statements related to this agreement. As of May 8, 2023, this agreement was terminated.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As the Business Combination is not considered probable, no expense for which has been included in the unaudited condensed financial statements related to this agreement.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 (Summary of Significant Accounting Policies), of the Notes to Unaudited Condensed Financial Statements included in this Report, with those considered critical outlined below. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC 260. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable ordinary shares and non-redeemable ordinary shares. Our redeemable ordinary shares are comprised of Class A shares sold in the IPO. Our non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per share for redeemable ordinary shares and non-redeemable ordinary shares is calculated by dividing net income, allocated proportionally to each class of ordinary shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable ordinary shares outstanding.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A ordinary shares to redemption value is excluded from net income per redeemable share because the redemption value approximates fair value. As a result, diluted income per share is the same as basic income per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, “Debt-Debt with Conversion and Other Options for Convertible Instruments and Introducing Other Changes.” As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at their amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing what impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of the IPO and the private placement, including amounts in our Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (together, our “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, classification of related party payables and accounting for related party notes payable as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of billed and unbilled professional fees, the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. Our management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements included in this Report were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

In light of the material weakness described above, our management team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, internal controls and procedures, including access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2023 covered by this Report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (the “Registration Statement”), (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 13, 2023 and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023, as filed with the SEC on May 22, 2023 and November 6, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Registration Statement on Form F-4 once filed.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate a Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other Company- or industry-specific national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 1, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our IPO, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, on November 1, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or liquidation. The liquidation was effected on November 2, 2023. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We have received two notices from the Staff of Nasdaq notifying us that we were not in compliance with two Nasdaq Listing Rules. If we cannot regain compliance, our securities will be subject to delisting, and the liquidity and the trading price of our securities could be adversely affected.

On September 12, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we were not in compliance with Nasdaq’s Listing Rules as set forth in in Listing Rule 5250(c)(1) given our failure to timely file our Quarterly Report on Form 10-Q for the period ended June 30, 2023. The notification received has no immediate effect on our Nasdaq listing. The notification received has no immediate effect on our Nasdaq listing. In accordance with Nasdaq rules, we have 60 calendar days, or until December 5, 2023 to submit a plan to regain compliance with the Nasdaq Listing Rules. We filed our Quarterly Report on Form 10-Q for the period ended June 30, 2023 on November 6, 2023.

On October 9, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we no longer meet the Minimum Total Holders Requirement. The notification received has no immediate effect on our Nasdaq listing. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Total Holders Requirement.

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

Effective November 2, 2023, we liquidated the investments held in the Trust Account and now hold the funds in the Trust Account in an interest-bearing demand deposit account, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the IPO and private placement are no longer invested in U.S. government securities or money market funds.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of August 21, 2023, by and among Finnovate Acquisition Corp., Scage Future, Hero 1, Hero 2 and Scage International Limited. (1)
10.1	Form of Key Seller Lock-Up Agreement, dated as of August 21, 2023, by and among Scage International Limited, Scage Future, Finnovate Acquisition Corp. and the Key Company Shareholders of Scage International Limited.(2)
10.2	Form of Seller Lock-Up Agreement, by and among Scage International Limited, Scage Future, Finnovate Acquisition Corp., and certain shareholders of Scage International Limited. (3)
10.3	Form of Shareholder Support Agreement, dated as of August 21, 2023, by and among Finnovate Acquisition Corp., Scage International Limited and the Key Company Shareholders of Scage International Limited. (4)
10.4	Sponsor Support Agreement, dated as of August 21, 2023, by and among Finnovate Sponsor L.P., Scage International Limited, Scage Future and Finnovate Acquisition Corp.(5)
10.5	Insider Letter Amendment, dated as of August 21, 2023, by and among Finnovate Acquisition Corp., Finnovate Sponsor L.P., Scage Future, Scage International Limited and the officers and directors of Finnovate Acquisition Corp. (6)
10.6	Form of Non-Competition Agreement, dated as of August 21, 2023, by and among Scage Future, Finnovate Acquisition Corp., Scage International Limited, Finnovate Sponsor L.P., and certain shareholders of Scage International Limited.(7)
10.7	Form of Assignment, Assumption and Amendment to Warrant Agreement to be entered into by and among Finnovate Acquisition Corp., Scage Future and Continental Stock Transfer & Trust Company.(8)
10.8	November 2023 Working Capital Note, issued to Sunorange Limited. (9)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline SXRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(2)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(3)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(4)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(5)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(6)	Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(7)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(8)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2023.
(9)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	December 14, 2023
Calvin Kung	(principal executive officer)

/s/ Wang Chiu Wong	Chief Financial Officer	December 14, 2023
Wang Chiu Wong	(principal financial and accounting officer)

