Form 10-K
period 2023-12-31
Finnovate Acquisition Corp.
filed 2024-04-01
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-41012

Finnovate Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41012	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

265 Franklin Street

Suite 1702

Boston, MA 02110

(Address of principal executive offices, including zip code)

+1 424-253-0908

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2023, as reported on the Nasdaq Stock Market LLC was $50,290,936.

As of April 1, 2024, 9,085,831 Class A Ordinary Shares, par value $0.0001 per share, and 1 Class B Ordinary Share, par value $0.0001 per share, of the registrant were issued and outstanding.

FINNOVATE ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Scage Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as Scage (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below) and Initial Shareholders (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable, laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 13, 2023;

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on May 8, 2023;

●	“2023 Redemptions” are to the 12,626,668 Class A Ordinary Shares whose holders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share in connection with the approval of the Extension (as defined below) and the Conversion Amendment Proposal (as defined below).

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 8, 2021 which we entered into with our Sponsor;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 30-month period, from the closing of the Initial Public Offering to May 8, 2024 (or such earlier date as determined by the Board) as extended by the Extension (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Finnovate Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“Conversion Amendment Proposal” are to the proposal to amend the Amended and Restated Memorandum to entitle holders of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares prior to the closing of the initial Business Combination at the election of the holder, as approved by our stockholders at the 2023 EGM;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters in our Initial Public Offering;

●	“EBC Founder Shares” are to the 150,000 Class A Ordinary Shares that we have issued to EarlyBirdCapital and its designees in a private placement prior to our Initial Public Offering;

●	“Equity-Linked Securities” are to any securities of our Company that are convertible into or exchangeable or exercisable for, Class A Ordinary Shares of our Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act;

●	“Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 8, 2023 to May 8, 2024, as approved by our stockholders at the 2023 EGM;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Merger” are to the merger whereby the First Merger Sub (as defined below) will merge with merge with and into Scage, with Scage surviving as a wholly-owned subsidiary of Pubco (as defined below) and Scage’s outstanding securities being converted into the right to receive securities of Pubco;

●	“First Merger Sub” are to Hero 1, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●

“Founder Share Conversion” are to the aggregate of 4,312,499 Class A Ordinary Shares issued on May 8, 2023, following the approval of the Conversion Amendment Proposal by our shareholders at the 2023 EGM, of which 4,237,499 Class A Ordinary Shares were issued to the Sponsor and 75,000 Class A Ordinary Shares were issued to Mitch Garber, Nadav Zohar and Gustavo Schwed, former directors of our Company, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor, Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares;

●	“Founder Shares” are to the 4,312,500 Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering (of which 75,000 shares were transferred to our independent directors at the time) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Ordinary Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 8, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Insider Securities” are to 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants (as defined below) acquired by Sunorange (as defined below) pursuant to the Sunorange Investment (as defined below);

●	“Investment Agreement” are to the agreement entered into between us, the Sponsor, and Sunorange on April 27, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-260261);

●	“January 2024 Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $1,500,000 we issued to Scage on January 26, 2024;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“June 2023 Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $1,200,000 we issued to our Sponsor on June 2, 2023;

●	“Letter Agreement” are to the letter agreement entered into between us and our Initial Shareholders, prior directors and officers on November 8, 2021, which is filed as an exhibit to this Report, and subsequently by New Management (as defined below) by a joinder entered into on June 2, 2023, which is filed as an exhibit to this Report;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“March 2021 Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of $250,000 we issued to the Sponsor in March 2021;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Mergers” are to the First Merger and the Second Merger (as defined below), together;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“New Management” are to Calvin Kung, who replaced David Gershom as Chairman of the Board and Chief Executive Officer, and Wang Chiu (Tommy) Wong, who replaced Ron Golan as Chief Financial Officer and director on the Board;

●	“November 2023 Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $1,500,000 we issued to Sunorange on November 8, 2023;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and EarlyBirdCapital in the Private Placement (including warrants that were issued as a result of the over-allotment option being exercised in full), as well as any warrants that may be issued upon conversion of Working Capital Loans (as defined below)

●	“Pubco” are to Scage Future, a Cayman Islands exempted company;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 8, 2021, which we entered into with our Sponsor and the holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Rule” are to Rule 10D-1 under the Exchange Act;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“Scage” are to Scage International Limited, a Cayman Islands exempted company;

●	“Scage Business Combination” are to the Mergers together with the other transactions contemplated by the Scage Business Combination Agreement (as defined below);

●	“Scage Business Combination Agreement” are to the Business Combination Agreement we entered into on August 21, 2023, with Pubco, First Merger Sub, Second Marger Sub and Scage;

●	“Scage Registration Statement” are to the Registration Statement on Form F-4 to be filed with the SEC in connection with the Scage Business Combination;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Merger” are to the merger whereby, immediately following the First Merger, the Second Merger Sub will merge with and into our Company;

●	“Second Merger Sub” are to Hero 2, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Finnovate Sponsor L.P., a Delaware limited partnership;

●	“Sunorange” are to Sunorange Limited, the general partner of the Sponsor;

●	“Sunorange Investment” are to Sunorange’s acquisition of Insider Securities, the change to New Management, and the other transactions contemplated by the Investment Agreement;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $175,950,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 8, 2021, which we entered into with Continental, as trustee of the Trust Account, as amended;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and three-quarters of one Public Warrant;

●	“Waiting Period” are to the applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, after which Mitch Garver’s, Gustavo Schwed’s and Nadav Zohar’s resignations as directors of the Board became effective;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, Initial Shareholders, or an affiliate of the Sponsor, up to $1,500,000 of which may be converted into warrants at a price of $1.00 per Warrant, at the option of the lender; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

PART I

Item 1. Business.

General

We are a blank check company incorporated on March 15, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities . We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial Business Combination.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On November 8, 2021, we consummated our Initial Public Offering of 15,000,000 Units. On November 12, 2021, the Company closed on the underwriters’ exercise of the full over-allotment, resulting in the sale of an additional 2,250,000 Units. Each Unit consists of one Public Share and three-quarters of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $172,500,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 7,900,000 Private Placement Warrants to our Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant. Pursuant to the full exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants. The sale of the Private Placement Warrants generated gross proceeds to our Company of $8,800,000.

A total of $175,950,000, comprised of $153,000,000 of the proceeds from the Initial Public Offering and $22,950,000 of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Calvin Kung, our Chief Executive Officer, and Wang Chiu (Tommy) Wong, our Chief Financial Officer. We must complete our initial Business Combination by May 8, 2024, the end of our Combination Period, which is 30 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by the end of the Combination Period, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

Sunorange Investment

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees acquired partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain of our directors, which combined interests entitled Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants, and we introduced a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, to be effective upon expiration of the Waiting Period and whose vacancies shall be filled by New Management.

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals at the 2023 EGM, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension. Sunorange agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through December 31, 2023, $800,000 has been deposited into the Trust Account in support of the Extension.

Extension of Our Combination Period

We initially had until May 8, 2023, 18 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On May 8, 2023, we held the 2023 EGM at which our stockholders approved, among other things, the Extension and the Conversion Amendment Proposal. In connection with the vote to approve the Extension, the holders of 12,626,668 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $132.6 million. The 2023 Redemption was effected on May 18, 2023. Following the Founder Share Conversion and the 2023 Redemption, there were 9,085,831 Class A Ordinary Shares and one Class B Ordinary Share issued and outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on Nasdaq.

Founder Share Conversion

On May 8, 2023, following the approval of the Conversion Amendment Proposal by our stockholders at the 2023 EGM, we issued an aggregate of 4,312,499 Class A Ordinary Shares to the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares. The 4,312,499 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A Ordinary Shares for cash, securities or other property. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor and certain designees of Sunorange hold approximately 47.4% of the issued and outstanding Ordinary Shares.

Scage Business Combination

The below subsection describes the material provisions of the Scage Business Combination Agreement but does not purport to describe all the terms thereof. This summary of the Scage Business Combination Agreement is qualified in its entirety by reference to the complete text of the Scage Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Scage Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Scage Business Combination.

On August 21, 2023, we entered into the Scage Business Combination Agreement, with Pubco, First Merger Sub, Second Merger Sub and Scage. The Scage Business Combination Agreement was unanimously approved by our Board of Directors. If the Scage Business Combination Agreement is approved by our stockholders, and the Scage Business Combination is consummated, (i) First Merger Sub will merge with and into Scage, with Scage surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Scage being converted into the right to receive securities of Pubco; and (ii) immediately following the First Merger, Second Merger Sub will merge with and into our Company, with our Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and our outstanding securities being converted into the right to receive securities of Pubco.

Consideration

Under the Scage Business Combination Agreement, the Aggregate Merger Consideration Amount (as defined below) to be paid to our shareholders is $1,000,000,000, subject to adjustment for net debt, and will be paid entirely in newly issued ordinary shares of Pubco, with each share valued at the Per Share Price (as defined below).

On the date and time at which the Closing is actually held (the “Closing Date”) and immediately prior to the effective time of the First Merger (the “First Merger Effective Time”), each Series Angel preferred share, par value $0.00001 per share, Series Pre-A preferred share, par value $0.00001 per share, and Series A preferred share, par value $0.0001 per share (collectively, the “Scage Preferred Shares”) that is issued and outstanding immediately prior to the First Merger Effective Time shall be canceled in exchange for the right to receive a number of ordinary shares, par value $0.0001 per share (the “Scage Ordinary Shares”) at the then effective conversion rate (the “Conversion”). As a result of the Mergers, (a) each of the ordinary shares of Scage that are issued and outstanding immediately prior to the First Merger Effective Time and after the Conversion shall be cancelled and converted into the right to receive 100% of such number of ordinary shares of Pubco equal to the Exchange Ratio (as defined below); (b) each of the convertible securities of Scage, to the extent then outstanding and unexercised immediately prior to the First Merger Effective Time, shall automatically be assumed by Pubco and converted into a convertible security of Pubco; (c) each of our Ordinary Shares that is issued and outstanding immediately prior to the effective time of the Second Merger (the “Effective Time”) shall be cancelled and converted automatically into the right to receive one Pubco ordinary share; and (d) each outstanding Public Warrant and Private Placement Warrant shall be converted into two whole warrants entitling the holder thereof to purchase one Pubco ordinary share at a purchase price of $11.50 per full share.

For the purposes of the Scage Business Combination Agreement, the following terms shall have the meanings set forth below:

“Aggregate Merger Consideration Amount” means (a) One Billion U.S. Dollars ($1,000,000,000) minus (b) if Closing Net Debt is a positive number, the amount of Closing Net Debt, plus (c) if Closing Net Debt is a negative number, the absolute value of the amount of Closing Net Debt.

“Closing Net Debt” means, as of the Reference Time, (i) the aggregate indebtedness of each of Scage and its direct and indirect subsidiaries (excluding Pubco, First Merger Sub and Second Merger Sub) (the “Target Companies”), less (ii) the aggregate cash and cash equivalents of the Target Companies on hand or in bank accounts, including deposits in transit, minus the aggregate amount of outstanding and unpaid checks issued by or on behalf of the Target Companies, in each case of clauses (i) and (ii), on a consolidated basis and as determined in accordance with GAAP.

“Exchange Ratio” means (i) the number of Pubco ordinary shares equal to the quotient determined by dividing (a) the Aggregate Merger Consideration Amount by (b) the Per Share Price as of the First Merger Effective Time divided by (ii) the aggregate number of, without duplication, the ordinary shares, par value $0.00001 par value per share, of Scage that are (a) issued and outstanding, and (b) issuable directly or indirectly upon, or subject to, the conversion, exercise or settlement of any Scage Preferred Shares and Scage convertible securities.

“Per Share Price” means the redemption price, which shall be no less than the par value of our Ordinary Shares.

“Redemption Price” means an amount equal to the price at which each Ordinary Share is redeemed or converted pursuant to the redemption of Ordinary Shares (as equitably adjusted for share sub-divisions, share dividends, consolidations, capitalizations, re-designations and the like after the Closing).

Scage Reorganization

Prior to the execution and delivery of the Scage Business Combination Agreement, Nanjing Scage, a company incorporated in the People’s Republic of China as a company with limited liability, Mr. Chao Gao, the Chairman, Chief Executive Officer, and founder of Scage, and other relevant parties had entered into certain agreements (together with all agreements, instruments or other documents as may be necessary or appropriate, the “Reorganization Documents”) to implement and effect the reorganization, including the issuance of shares by and of Scage to Nanjing Scage’s shareholders (or their designees), the acquisition of all shares and assets of Nanjing Scage by Scage (or its wholly-owned subsidiaries) pursuant to the terms and conditions of the Reorganization Documents (the “Reorganization”). As of the date of this Report, Scage has issued certain numbers of shares to Nanjing Scage’s shareholders (or their designees, collectively, the “Reorganization Shareholders”), and Scage’s indirect wholly-owned subsidiaries, Scage (Hong Kong) Limited and Nanjing Xinneng Hydrogen Automotive Technology Co., Ltd., have been registered as the shareholders of Nanjing Scage. It is expected that the Reorganization will be completed as soon as Scage receives all the share purchase consideration from the Reorganization Shareholders.

Representations and Warranties

The Scage Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Scage Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Scage Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Scage Business Combination Agreement. “Material Adverse Effect” as used in the Scage Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Scage Business Combination Agreement or the ancillary documents to which it is a party or bound or to perform its obligations hereunder or thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the Scage Business Combination.

In the Scage Business Combination Agreement, Scage made certain customary representations and warranties to us, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Scage Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) Scage permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) books and records; (24) top customer and suppliers; (25) certain business practices; (26) the Investment Company Act; (27) finders and brokers; (28) disclosure; (29) information supplied; (30) independent investigation; and (31) exclusivity of representations and warranties. Scage also made certain representations and warranties to us with respect to the Reorganization.

In the Scage Business Combination Agreement, we made certain customary representations and warranties to Scage and Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Scage Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) SEC filings, Company financials, and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act and the JOBS Act; (16) finders and brokers; (17) certain business practices; (18) insurance; (19) information supplied; (20) independent investigation; (21) the Trust Account; (22) registration and listing; and (23) termination of prior agreements.

In the Scage Business Combination Agreement, Pubco, the First Merger Sub and the Second Merger Sub made customary representations and warranties to us, including among others, related to the following: (1) organization and good standing; (2) authority and binding effect relative to execution and delivery of the Scage Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) activities of Pubco, the First Merger Sub and the Second Merger Sub; (7) finders and brokers; (8) the Investment Company Act; (9) information supplied; (10) independent investigation; and (11) exclusivity of representations and warranties.

None of the representations and warranties of the parties shall survive the Closing.

Covenants of the Parties

Each party agreed in the Scage Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Scage Business Combination Agreement contains certain customary covenants by each of the parties during the period between the signing of the Scage Business Combination Agreement and the earlier of the Closing or the termination of the Scage Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements of Target Companies; (4) our public filings; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts to cause Pubco to maintain its status as a “foreign private issuer” under Rule 3b-4 of the Exchange Act; (9) further assurances; (10) public announcements; (11) confidentiality; (12) indemnification of directors and officers and tail insurance; (13) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Business Combination and (16) use of Trust Account proceeds. Scage agreed to use commercially reasonable efforts to consummate the Reorganization by September 30, 2023. Scage agreed to deliver the audited financial statements of Scage for the fiscal years ended June 30, 2022 and June 30, 2023 to us by September 30, 2023. Scage agreed to cause its subsidiaries to use commercially reasonable efforts to ensure the sustainability of the collaboration with its cooperative manufacturers for its new energy road vehicles and off-road vehicles manufacturing and enter into definitive contracts with its cooperative manufacturers as soon as practicable. Pubco shall be responsible for paying the SPAC transaction expenses in an amount up to $9,000,000, subject to certain exclusions, if the Closing Date occurs prior to February 29, 2024. Scage also agreed to cause all of the Scage shareholders to each enter into a lock-up agreement.

In addition, the parties agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of seven directors, including: (i) two persons who are designated by us prior to the Closing as independent directors; and (ii) five persons who are designated by Scage prior to the Closing.

The Scage Business Combination Agreement and the consummation of the Business Combination require the approval of both our shareholders and Scage’s shareholders. We and Pubco also agreed to jointly prepare, and Pubco shall file with the SEC, a registration statement on Form F-4 in connection with the registration under the Securities Act of the issuance of securities of Pubco to the holders of the ordinary shares and warrants of our Company and Scage and containing a proxy statement/prospectus for the purpose of soliciting proxies from our shareholders for the matters relating to the Business Combination to be acted on at the special meeting of our shareholders and providing such shareholders an opportunity to participate in the redemption of their Public Shares upon the Closing. Scage agreed to call a meeting of its shareholders or cause a written resolution to be passed, as promptly as practicable after the Scage Registration Statement has become effective, in order to obtain the approval of Scage shareholders for the approval of the Scage Business Combination Agreement and the Business Combination, and we agreed to use our commercially reasonable efforts to solicit from Scage shareholders proxies prior to such special meeting or written resolution, and to take all other actions necessary or advisable to secure the approval of the Scage shareholders.

Conditions to Closing

The obligations of the parties to consummate the Business Combination are subject to various conditions, including the following mutual conditions of the parties unless waived: (1) the approval of the Scage Business Combination Agreement and the Scage Business Combination and related matters by the requisite vote of our Company’s and Scage’s shareholders; (2) obtaining material regulatory approvals; (3) receipt of specified third party consents from any bank that has granted a valid credit facility to Scage or any notifications to be made to any such bank; (4) no law or order preventing or prohibiting the Business Combination; (5) our Company or Pubco shall have consolidated net tangible assets of at least $5,000,001 (as calculated and determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) either immediately prior to the Closing (after giving effect to the redemption) or upon the Closing after giving effect to the Mergers (including the redemption), or Pubco otherwise is exempt from the provisions of Rule 419 promulgated under the Exchange Act (i.e. one of several exclusions from the “penny stock” rules of the SEC applies and we rely on another exclusion); (6) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (7) the effectiveness of the Scage Registration Statement; (8) appointment of the post-closing directors of Pubco; and (9) Nasdaq listing requirements having been fulfilled.

In addition, unless waived by Scage, the obligations of the Scage, Pubco, the First Merger Sub and the Second Merger Sub to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) our representations and warranties being true and correct on and as of the Closing (subject to Material Adverse Effect); (2) our Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Scage Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to our Company since the date of the Scage Business Combination Agreement which is continuing and uncured; (4) the cash proceeds from the PIPE investment shall be not less than an aggregate of $15,000,000; (5) receipt by Scage and Pubco of the Amended and Restated Registration Rights Agreement; (6) each of the sellers shall have received from Pubco a registration rights agreement covering the merger consideration shares received by the sellers duly executed by Pubco; and (7) receipt by Scage and Pubco of employment agreements between certain management persons from Scage and Scage or our Company, in each case effective as of Closing.

Unless waived by us, our obligations to consummate the Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) the representations and warranties of Scage, Pubco, the First Merger Sub, and the Second Merger Sub being true and correct on and as of the Closing (subject to Material Adverse Effect on the Target Companies, taken as a whole); (2) Scage, Pubco, the First Merger Sub, and the Second Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Scage Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) since the date of the Scage Business Combination Agreement which is continuing and uncured; (4) the Non-Competition Agreements, the Employment Agreements, the Amended and Restated Registration Rights Agreement, each Key Seller Lock-Up Agreement and each Seller Lock-Up Agreement shall be in full force and effect from the Closing; (5) resignation of the directors and officers of Scage as requested by us prior to the Closing; (6) the Reorganization having been consummated by September 30, 2023; and (7) our Company and Nanjing Scage shall have reached a waiver, compromise, conciliation, settlement or similar resolution of disputes with Shenzhen Deju Brothers Special II Corporate Management Partnership (Limited Partnership) regarding Scage’s or Nanjing Scage’s equity, and the property preservation measures against Nanjing Scage (the equity interest held by Nanjing Scage in Scage (Shanghai) Hydrogen Energy Technology Co., Ltd. has been judicially frozen) have been released.

Termination

The Scage Business Combination Agreement may be terminated at any time prior to the Closing by either us or Scage if the Closing does not occur by February 29, 2024, or such other date as may be extended pursuant to the Scage Business Combination Agreement.

The Scage Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (1) by mutual written consent of our Company and Scage; (2) by either our Company or Scage if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Business Combination, and such order or other action has become final and non-appealable; (3) by Scage for our uncured breach of the Scage Business Combination Agreement, such that the related Closing condition would not be met; (4) by us for the uncured breach of the Scage Business Combination Agreement by Scage, Pubco, the First Merger Sub, or the Second Merger Sub, such that the related Closing condition would not be met; (5) by us if Scage fails to deliver to us audited Scage financials by September 30, 2023, or if Scage’s total assets as of June 30, 2023 calculated in accordance with the Scage financial statements is more than five (5%) lower than the total assets as of the same date calculated in accordance with the Scage financials; (6) by either us or Scage if the we hold our shareholder meeting to approve the Scage Business Combination Agreement and the Scage Business Combination, and such approval is not obtained; (7) by either Scage or us if Scage holds its shareholder meeting to approve the Scage Business Combination Agreement and the Scage Business Combination, and such approval is not obtained; and (8) by us if the Reorganization has not been completed by September 30, 2023.

If the Scage Business Combination Agreement is terminated, all further obligations of the parties under the Scage Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the Scage Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Scage Business Combination Agreement prior to termination.

Trust Account Waiver

Scage, Pubco, the First Merger Sub and the Second Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account held for its Public Shareholders, and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Related Agreements and Documents

Lock-Up Agreements

Simultaneously with the execution of the Scage Business Combination Agreement, Pubco, Scage, our Company and certain key Scage stockholders, as shareholders holding Scage shares sufficient to constitute the required company shareholder approval (either as the holder of record or the beneficial owner within the meaning of Rule 135-3 under the Exchange Act, each entered into Lock-Up Agreements (each, a “Key Seller Lock-Up Agreement”). It is a condition to the Closing that all other Scage stockholders between signing and Closing enter into a lock-up agreement (each, a “Seller Lock-Up Agreement”).

Pursuant to each Key Seller Lock-Up Agreement, each key Scage shareholder agreed not to, during the period commencing from the Closing Date and ending on (A) the 6-month anniversary of the Closing Date with respect to 40% of the restricted securities and (B) the 36-month anniversary of the Closing Date with respect to the remaining 60% of the restricted securities, (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, offer to sell, contract or agree to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase of a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-up Securities, whether any such transaction is to be settled by delivery of such restricted securities, in cash or otherwise, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”) (subject to early release if Pubco consummates a change of control).

Pursuant to each Seller Lock-Up Agreement, the remaining Scage shareholders agreed not to make a Prohibited Transfer during the period commencing from the Closing Date and ending on the 6-month anniversary of the Closing Date (subject to early release if Pubco consummates a change of control).

Copies of the forms of Key Seller Lock-Up Agreement and Seller Lock-Up Agreement are filed as Exhibits 10.13 and 10.14, respectively, and are incorporated herein by reference, and the foregoing descriptions of the forms of Key Seller Lock-Up Agreement and Seller Lock-Up Agreement are qualified in their entirety by reference thereto.

Shareholder Support Agreement

Simultaneously with the execution of the Scage Business Combination Agreement, our Company, Scage, and key Scage shareholders entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, key Scage shareholders have agreed (a) to support the adoption of the Scage Business Combination Agreement and the approval of the Business Combination, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

A copy of the form of Shareholder Support Agreement is filed as Exhibit 10.15 and is incorporated herein by reference, and the foregoing description of the form Shareholder Support Agreement is qualified in its entirety by reference thereto.

Sponsor Support Agreement

Simultaneously with the execution of the Scage Business Combination Agreement, our Company, Scage, Pubco and the Sponsor entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed to vote all of its shares of our Company in favor of the Scage Business Combination Agreement and the Scage Business Combination. The Sponsor Support Agreement also prevents transfers of our securities held by the Sponsor between the date of the Sponsor Support Agreement and the termination of the Sponsor Support Agreement.

A copy of the Sponsor Support Agreement is filed as Exhibit 10.16 and is incorporated herein by reference, and the foregoing description of the form of Sponsor Support Agreement is qualified in its entirety by reference thereto.

Insider Letter Amendment

Simultaneously with the execution of the Scage Business Combination Agreement, our Company, Scage, the Sponsor, Pubco, Calvin Kung, Wang Chiu Wong, Chunyi Hao, Tiemei Li, and Sanjay Prasad entered into an amendment (the “Insider Letter Amendment”) to the Letter Agreement (the “Insider Letter”), by and among our Company, the Sponsor and the Initial Shareholders named therein, pursuant to which Pubco and Scage are added as parties to the Insider Letter.

A copy of the Insider Letter Amendment is filed as Exhibit 10.17 and is incorporated herein by reference, and the foregoing description of the form of Insider Letter Amendment is qualified in its entirety by reference thereto.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Scage Business Combination Agreement, certain shareholders and officers (each, a “Subject Party”) of Scage each entered into a non-competition and non-solicitation agreement with our Company, Pubco, Scage, and the Sponsor (collectively, the “Non-Competition and Non-Solicitation Agreement”). Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, our Company, Scage and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

A copy of the Non-Competition and Non-Solicitation Agreement is filed as Exhibit 10.18 and is incorporated herein by reference, and the foregoing description of the form of Non-Competition and Non-Solicitation Agreement is qualified in its entirety by reference thereto.

Assignment, Assumption and Amendment to Warrant Agreement

Prior to the Closing, our Company, Pubco and Continental, as warrant agent, will enter the Assignment, Assumption and Amendment to Warrant Agreement (the “Warrant Amendment”) which will amend that certain Warrant Agreement, dated as of November 8, 2021, relating to the Warrants (the “Warrant Agreement”), filed with the SEC on November 8, 2021. Pursuant to the Warrant Amendment: (i) Pubco will assume the obligations of our Company under the Warrant Agreement, such that, among other things, Pubco will be added as a party thereto and (ii) references to our Class A Ordinary Shares in the Warrant Agreement shall mean Pubco ordinary shares.

A copy of the form of the Warrant Assignment, Assumption and Amendment Agreement is filed as Exhibit 10.19 and is incorporated herein by reference, and the foregoing description of the form of Warrant Assignment, Assumption and Amendment Agreement is qualified in its entirety by reference thereto.

Other than as specifically discussed, this Report does not assume the Closing of the Scage Business Combination.

Acquisition Strategy

Our acquisition strategy is to identify and complete a Business Combination by exploiting what we believe is an untapped opportunity and offer a public-ready business a vehicle through which to enter the public marketplace, access capital markets and advance its business. Our non-exclusive focus has been on Israel-related companies, including companies focused on payments, insuretech, wealthtech, regtech, digital banking, fintech as a service, banking as a service, cyber area for financial institutions, blockchain and crypto, algo-trading and exchanges, and lending and credit line platforms, that have a proven model of commercial success and a track record in generating and growing revenues, and, in some cases, profits. We have also sought to identify companies that are developing disruptive technology with strong market potential in other verticals and geographies. We believe that we are uniquely positioned to leverage our Sponsor’s and its affiliates’ successful track record of helping technology companies grow into large, successful publicly-traded entities, and their deep network of contacts and corporate relationships around the world. Our Management Team members have significant experience in executing transactions under varying economic and financial market conditions, allowing their network of contacts and corporate relationships to grow through sourcing, acquiring and financing businesses, and thereafter maintaining relationships with sellers, financing sources and target management teams. We have relied on the expertise of our Management Team, our Sponsor and their affiliates and their proven deal-sourcing capabilities to provide us with a pipeline of potential targets.

We believe that our Management Team’s experiences in evaluating assets through investing and company building has enabled us to source high quality targets. Our selection process, which has resulted in us pursuing the Scage Business Combination, has leveraged the relationships of our Management Team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. Target business candidates have also been brought to our attention from various unaffiliated sources, including, among others, large business enterprises seeking to divest noncore assets or divisions. Together with our network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Investment Criteria

Consistent with our acquisition strategy, we have identified the following general, non-exclusive criteria and guidelines that we believe are important in evaluating prospective targets for our initial Business Combination, including Scage. While we have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, we may decide to enter into our initial Business Combination with a target that meets some but not all of these criteria and guidelines. We focus on targets with the following attributes:

●	attractive, growth business;

●	disruptive technology;

●	business with revenue and earnings growth potential;

●	strong competitive industry position;

●	strong target management team; and

●	appropriate valuation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant.

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews with customers and suppliers, and inspection of facilities, as well as review of financial and other information which will be made available to us.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our Management Team and members of our Sponsor (and the investors in the Sponsor), and the relationships they have developed as a result of such experience, has provided us with a substantial number of potential Business Combination targets. Our Management Team and other members of our Sponsor possess extensive expertise with emerging companies across Asia, particularly in China, Singapore, and Indonesia. They excel in forging strategic partnerships between the public and private sectors within these regions. The team has successfully navigated the operational and investment landscapes of these markets, engaging in sourcing, acquiring, and financing businesses. Through these activities, they have cultivated a robust network of relationships with key stakeholders, including sellers, financing sources, and management teams of target companies. Our Management Team members bring to the table their substantial experience in executing transactions, adeptly adapting to the diverse economic and financial conditions present in Asian markets.. We believe that this network of contacts and relationships and this experience has helped us to identify attractive businesses that can benefit from access to the public markets and will help us to execute complex Business Combination transactions, thereby enhancing shareholder value. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our Management Team’s and directors’ experiences in evaluating assets through investing and company building has enabled us to source high-quality targets. Our selection process leverages the relationships of our Management Team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers and a network of investment banking executives, attorneys and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

Our current Management Team and members of our Sponsor consists of professionals and senior operating executives of various companies with decades of experience and industry exposure in an array of industries, with a particular focus on industrial and commercial real estate as well as the communications and new energy sectors. Based on our Management Team’s extensive experience and industry exposure, we believe we will be able to identify, evaluate the risk and reward of and execute on attractive acquisition opportunities, including the Scage Business Combination.

Competitive Strengths

Status as a Public Company

We believe that our structure makes us an attractive Business Combination partner to target businesses, including Scage. As an existing public company, we offer a target business an alternative to a traditional Initial Public Offering through a merger or other Business Combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our Ordinary Shares or for a combination of our Ordinary Shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. See “Scage Business Combination” above for more information regarding such an exchange in the Scage Business Combination. Although there are various costs and obligations associated with being a public company, we believe that target businesses, such as Scage, might find this avenue a more certain and cost-effective method to becoming a public company than a typical Initial Public Offering. In a typical Initial Public Offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a Business Combination with us.

Furthermore, once the Business Combination is consummated, such as the Scage Business Combination, the target business will have effectively become a public company, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a Business Combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a Business Combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

In addition, the SEC has recently enacted rules relating to certain activities of SPACs, which may complicate efforts to complete our initial Business Combination. See the Risk Factor titled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations” for more information.

Financial Position

With funds available in our Trust Account in an amount of approximately $51,200,344 (or $11.07 per share) (as of December 31, 2023) assuming no redemptions (following the payment of $3,450,000 million to the underwriters as underwriting fees in our Initial Public Offering), payment of $6,037,500 of advisory fees to be paid to EarlyBirdCapital in connection with the Business Combination before additional fees and expenses associated with our initial Business Combination, payments in the aggregate of approximately $132.6 million to shareholders as a result of the 2023 Redemptions, we offer a target business, such as Scage, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our Initial Public Offering. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the Private Placement of Private Placement Warrants, our shares, debt or a combination of these in effecting a Business Combination. Accordingly, investors in our Initial Public Offering have invested without first having an opportunity to evaluate the specific merits or risks of any one or more Business Combinations. A Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth.

Sources of Target Businesses

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

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) at the time of the agreement to enter into the initial Business Combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital, as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, Initial Shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is) other than the fee of $3,000 that we pay each month to our Sponsor pursuant to an Administrative Services Agreement described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” in this Report, the repayment of any loans provided by the sponsor or its affiliates and reimbursement of any out-of-pocket expenses.

Additionally, we may in the future pay a customary financial consulting fee to our Sponsor or an affiliate of our Sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial Business Combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest.

Our Audit Committee reviews and approve all reimbursements and payments made to our Sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a Business Combination with a target business that is affiliated with any of our officers, directors or Sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the Business Combination is fair to our unaffiliated shareholders from a financial point of view.

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

Any evaluation relating to the merits of a particular Business Combination is based, to the extent relevant, on such factors as well as other considerations deemed relevant by our Management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our Management or by unaffiliated third parties we may engage.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed results in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Scage was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefor satisfied.

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business, including the management team of Scage, when evaluating the desirability of effecting a Business Combination with that business, and plan to continue to do so if the Scage Business Combination is not consummated and we seek other Business Combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a Business Combination, including the Scage Business Combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a Business Combination. Moreover, they would only be able to remain with us after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, we believe that their ability to remain with us after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third-party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public Shareholders may therefore have to wait until the end of our Combination Period in order to be able to receive a pro rata share of the Trust Account (with such Combination Period ending on May 8, 2024). Our Sponsor, Initial Shareholders, officers and directors have agreed (1) to vote any Ordinary Shares owned by them in favor of any proposed Business Combination, (2) not to convert any Ordinary Shares in connection with a shareholder vote to approve a proposed initial Business Combination and (3) not sell any Ordinary Shares in any tender in connection with a proposed initial Business Combination.

If we hold a meeting to approve a proposed Business Combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed Business Combination or that they wish to have their shares redeemed, our officers, directors, Sponsor, Initial Shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, Sponsor, Initial Shareholders and their affiliates will not make purchases of Class A Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

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

We may require Public Shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to tender their shares prior to the consummation of the proposed Business Combination and the proposed Business Combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed Business Combination, such as the Scage Registration Statement, will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the Business Combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

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

If the Initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their conversion rights would not be entitled to convert their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by Public Shareholders.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We currently have until the end of our Combination Period to complete our Initial Business Combination (with such Combination Period ending on May 8, 2024). If we are unable to complete our initial Business Combination within such 30-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including accrued interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 30-month time period. Our Initial Shareholders and directors, officers, and Sponsor have entered into an Insider Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founders Shares if we fail to complete our initial Business Combination within the Combination Period. However, if our Initial Shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 30-month time frame.

Our Sponsor, officers and directors have agreed, pursuant to the Insider Letter Agreement with us, and EarlyBirdCapital has agreed, pursuant to the underwriting agreement relating to our Initial Public Offering, that they will not propose or vote in favor of any amendment to our Amended and Restated Memorandum (A) that would affect our Public Shareholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $37 held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.07. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.07 While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to$37 from the funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency laws and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.20 per share to our Public Shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum (A) that would affect our Public Shareholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (3) the redemption of our Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with our initial Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our Amended and Restated Memorandum contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial Business Combination. Our Amended and Restated Memorandum will contain a provision which provides that, if we seek to amend our Amended and Restated Memorandum (A) that would affect our Public Shareholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or to modify the substance or timing of our obligation to redeem our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, we will provide Public Shareholders with the opportunity to redeem their Public Shares in connection with any such amendment. Specifically, our Amended and Restated Memorandum provide, among other things, that: prior to the completion of our initial Business Combination, we shall either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which Public Shareholders may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination, or (2) provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination by means of a tender offer (and thereby avoid the need for a shareholder vote), for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our initial Business Combination, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein;

●	we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial Business Combination and, solely if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the Business Combination;

●	if our initial Business Combination is not consummated within 3the Combination Period, then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Amended and Restated Memorandum to (x) extend the time we have to consummate a Business Combination beyond the Combination Period or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our Ordinary Shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial Business Combination, our Amended and Restated Memorandum provide that we may consummate our initial Business Combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the Business Combination.

Additionally, our Amended and Restated Memorandum provide that, prior to our initial Business Combination, holders of our Founder Shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the Board of Directors for any reason. These provisions of our Amended and Restated Memorandum may only be amended by a special resolution passed by at least 90% of our shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A Ordinary Shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. We may furthermore face competition from other newly formed entities that may target a Business Combination transaction with similar focus areas as ours, which may intensify the competition that we face in achieving our objective.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination. Our Amended and Restated Memorandum provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Facilities

We currently maintain our executive offices at 265 Franklin Street, Suite 1702, Boston, MA 02110. In addition, we have entered into an Administrative Services Agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of $3,000 per month. We consider our current office space adequate for our current operations.

Employees

As of the date of this Report, we have two (2) officers. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that our officers or any other members of our Management Team devote in any time period varies based on the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A Ordinary Shares and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business, such as the Scage Registration Statement. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or International Financial Reporting Standards, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We have evaluated our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 8, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Scage Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, such as Scage, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Scage Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the Scage Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Scage, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all

●	some of our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $11.07 per share (as of December 31, 2023);

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $11.07 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Of the approximately 98% of interests in the Sponsor owned by non-U.S. persons, approximately 58% are owned by persons in Hong Kong S.A.R., 16% are owned by persons in Israel, 12% are owned by persons in Malaysia and 12% are owned by persons in China. Accordingly, CFIUS may consider us to be a “foreign person”;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	we have received notices from the Listing Qualifications Department of Nasdaq notifying us that we were not in compliance with certain Nasdaq Listing Rules, namely the requirements to hold an annual meeting of shareholders and to maintain a certain number of Public Shareholders. If we cannot regain compliance, our securities will be subject to delisting, and the liquidity and the trading price of our securities could be adversely affected;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on Nasdaq.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on November 1, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $11.07 (as of December 31, 2023) per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2023 relating to our accounting for complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, as filed with the SEC on May 22, 2023, November 6, 2023, and December 14, 2023, respectively, and (iv) Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Scage Registration Statement once filed.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Property

Our executive offices are located at 265 Franklin Street, Suite 1702, Boston, MA, and our telephone number is (424) 253-0908. The cost for our use of this space is included in the $3,000 per month fee we pay to our Sponsor or to an affiliate of our Sponsor for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on Nasdaq under the symbols “FNVTU,” “FNVT” and “FNVTW,” respectively. Our Units commenced public trading on November 4, 2021, and our Public Shares and Public Warrants commenced separate public trading on December 8, 2021.

(b)	Holders

On April 1, 2024 there was one holder of record of our Units, seven holders of record of our Class A Ordinary Shares, and three holders of record of our Warrants (on a stand-alone basis, apart from our Units).

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On May 8, 2023, we issued an aggregate of 4,237,499 Class A Ordinary Shares to the Sponsor and an aggregate of 75,000 Class A Ordinary Shares to Mitch Garber, Nadav Zohar and Gustavo Schwed, our former directors, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor, Mitch Garber, Nadav Zohar and Gustavo Schwed in the Founder Share Conversion. The Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the Class A Ordinary Shares issued in connection with the Founder Share Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the redemptions in connection with the Extension, (i) there were (i) 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding, and (ii) the Sponsor and certain designees of Sunorange held 47.4% of the outstanding Class A Ordinary Shares. For more information on the Founder Share Conversion, see “Item 1. Business—Founder Share Conversion.”

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 10, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On November 1, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a Business Combination with one or more businesses.

We consummated our Initial Public Offering on November 8, 2021 and are currently in the process of consummating the Scage Business Combination.

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

We completed the sale of 15,000,000 Units at $10.00 per Unit on November 8, 2021. Simultaneous with the closing of the Initial Public Offering, we completed the sale of 7,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor as well as to EarlyBirdCapital, generating gross proceeds of $7,900,000 from the sale of the Private Placement Warrants.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account, located in the United States at a nationally recognized financial institution, with Continental acting as trustee and until November 2, 2023 invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee will not be permitted to invest in other securities or assets. As of November 2, 2023, the funds in the Trust Account were moved to an interest-bearing demand deposit account.

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

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals at the 2023 EGM, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through December 31, 2023, $800,000 has been deposited into the Trust Account in support of the Extension.

Extension of our Combination Period

On May 8, 2023, we held the 2023 EGM to amend our Amended and Restated Memorandum to: (i) approve the Extension and (ii) to entitle holders of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares prior to the closing of an initial Business Combination at the election of the holder.

There were 21,712,500 of our Ordinary Shares issued and outstanding on April 14, 2023, the record date for the 2023 EGM. At the 2023 EGM, there were 14,402,264 ordinary shares present in person or by proxy, representing approximately 66.33% of the total Ordinary Shares outstanding as of the record date, which constituted a quorum.

Shareholders holding 12,626,668 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. These shares were redeemed for approximately $10.50 per share for a total redemption value paid from the Trust Account of approximately $132,616,922.

In connection with the 2023 EGM and pursuant to the Investment Agreement, Sunorange will contribute to us loans of the lesser of (i) $100,000 or (ii) $0.033 for each Public Share that is not redeemed for each calendar month (commencing on May 8, 2023 and ending on the 8th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024.

On June 2, 2023, we issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023, the Sponsor had deposited an aggregate of $800,0000 into the Trust Account to support the Extension on behalf of the Company. As of December 31, 2023, the outstanding balance of the June 2023 Promissory Note was $800,000, and no interest was accrued.

Founder Share Conversion

On May 8, 2023, we issued an aggregate of 4,237,499 Founder Shares to the Sponsor upon the Founder Share Conversion.

Also on May 8, 2023, we issued an aggregate of 75,000 Class A Ordinary Shares to our former independent directors and the holders of our 75,000 Class B Ordinary Shares upon the conversion of an equal number of shares of Class B Ordinary Shares. On the same day, in connection with the closing of the Sunorange Investment, the Class A Ordinary Shares held by the directors were transferred to designees of Sunorange.

The Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Conversion, there were 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Share Conversion, the Sponsor and certain designees of Sunorange hold, in the aggregate, approximately 47.5% of our Class A Ordinary Shares that are outstanding.

Scage Business Combination

On August 21, 2023, we entered into the Scage Business Combination Agreement with Pubco, First Merger Sub, Second Merger Sub and Scage. The Scage Business Combination Agreement was unanimously approved by our Board of Directors. If the Scage Business Combination Agreement is approved by our stockholders, and the Scage Business Combination is consummated, (i) First Merger Sub will merge with and into Scage, with Scage surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Scage being converted into the right to receive securities of Pubco; and (ii) immediately following the First Merger, Second Merger Sub will merge with and into our Company, with our Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of our Company being converted into the right to receive securities of Pubco.

For a full description of the Scage Business Combination Agreement and the proposed Scage Business Combination, please see “Item 1. Business”.

Nasdaq Compliance – Minimum Total Holders

On October 9, 2023, we received a deficiency notice from the Listing Qualifications Department of Nasdaq (the “Staff:”) notifying us that we no longer meets the minimum 400 total holders requirement for Nasdaq pursuant to Listing Rule 5450(a)(2) (the “Minimum Total Holders Requirement”). The notification received has no immediate effect on our Nasdaq listing. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Total Holders Requirement.

Recent Developments

Nasdaq Compliance—Annual Meeting Requirement

On January 22, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”), because the Company did not hold an annual meeting of shareholders within twelve months of its fiscal year ended December 31, 2022. The notification received has no immediate effect on the Company’s Nasdaq listing. On March 7, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, pursuant to which we requested an extension through June 28, 2024, by which date we must regain compliance with the Annual Meeting Requirement.

Scage January 2024 Promissory Note

On January 26, 2024, we issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage, for our working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of our initial Business Combination and our liquidation.

Extension Deposits

In each of the months of January, February and March, $100,000, for an aggregate of $300,000, was deposited into the Trust Account in connection with the Extension.

Results of Operations

As of December 31, 2023, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2023, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2023.

For the year ended December 31, 2023, we had a net income of $2,494,909 consisting of $4,488,038 in interest earned on the bank account and the investment held in Trust Account offset by $1,993,129 in formation, general and administrative expenses.

For the year ended December 31, 2022, we had a net income of $1,110,622, consisting of $2,583,038 in interest earned on the bank account and the investment held in Trust Account offset by $1,472,416 in formation, general and administrative expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had cash outside our Trust Account of $37 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the year ended December 31, 2023, we used $786,645 in operating activities, which was largely driven by $4,486,207 in interest earned on our investments held in the Trust Account offset by $2,494,909 in net income as well as changes in prepaid expenses of $277,113, accounts payable and accrued expenses of $912,404 and due to related party of $15,136.

For the year ended December 31, 2023, we were provided $131,816,922 from our investing activities, which was driven by $132,616,922 redemptions as a result of our extraordinary shareholder meeting offset by $800,000 in Extension contributions.

For the year ended December 31, 2023, we utilized $131,274,419 in our financing activities, which was the result of the $132,616,922 payout of redemptions by our shareholders offset by $1,342,503 in proceeds from our promissory notes.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2023, $51,200,344 of the Initial Public Offering proceeds as well as interest earned thereon were held in The Trust Account.

On November 1, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

` In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of December 31, 2023 and 2022, we had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued the November 2023 Promissory Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of December 31, 2023 we had $542,503 outstanding under the November 2023 Promissory Note.

On January 26, 2024, we issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage, for the Company’s working capital needs, including but not limited to any payment obligations to support the Extension. The note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.

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

As agreed by the shareholders at the 2023 EGM, we have until May 8, 2024 to complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an Administrative Services Agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in the amount of $3,000 per month.

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

We previously engaged a third-party consultant to provide us with assistance in various aspects of our potential Business Combination. Pursuant to the terms of the agreement, we have agreed to pay a contingent fee of at least $3,500,000 if we consummate a Business Combination. No expense for which has been included in the financial statements related to this agreement. No expense has been recorded in the financial statements related to this agreement, nor is any due.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As the Business Combination is not considered probable, no expense for which has been included in the financial statements related to this agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in “Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this Report” with those considered critical outlined below. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that Management applies significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, Management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholder’s equity. Our Class A Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We have two classes of shares, redeemable Ordinary Shares and non-redeemable Ordinary Shares. Our redeemable Ordinary Shares are comprised of Class A Ordinary Shares sold in the Initial Public Offering. Our non-redeemable shares are comprised of Class A Ordinary Shares held by EarlyBirdCapital and Class B Ordinary Shares purchased by the sponsor which were converted to Class A Ordinary Shares in May 2023. Earnings and losses are shared pro rata between the two classes of shares. Our statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per share for redeemable Ordinary Shares and non-redeemable Ordinary Shares is calculated by dividing net income, allocated proportionally to each class of Ordinary Shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable Ordinary Shares outstanding.

The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A Ordinary Shares to redemption value is excluded from net income per redeemable share because the redemption value approximates fair value. As a result, diluted income per share is the same as basic income (loss) per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, “Debt— Debt with Conversion and Other Options” for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU 2022-03 (“ASU 2022-03”), ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASC 820”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and Equity-Linked Securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We are currently assessing what impact, if any, that ASU 2022-03 would have on its financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740) — Improvements to Income Tax Disclosures” (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of its pending adoption of ASU 2023-09 on our financial position, results of operations or financial statement disclosure.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our audited financial statements contained elsewhere in this Report.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of billed and unbilled professional fees, recognition of prepaid expenses, the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. Our Management performed additional analysis as deemed necessary to ensure that our audited financial statements included in this Report were prepared in accordance with GAAP. Accordingly, Management believes that the audited financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Calvin Kung	39	Chairman of the Board and Chief Executive Officer
Wang (Tommy) Chiu Wong	50	Chief Financial Officer and Director
Chunyi (Charlie) Hao	64	Director
Tiemei (Sarah) Li	57	Director
Sanjay Prasad	60	Director

The experience of our directors and executive officers is as follows:

Calvin Kung, our Chairman and Chief Executive Officer since April 2023. Mr. Kung recently served as a senior director at GDS Holdings Limited, a developer and operator of high-performance data centers in mainland China and Hong Kong from June 2020 to March 2023. During his tenure at GDS, Mr. Kung coordinated its secondary listing on the Hong Kong Stock Exchange, and the release of its sustainability strategy and inaugural ESG report. He assisted with other projects at GDS across operations, finance, legal and investor relations. From February 2017 to June 2020, Mr. Kung was director at RADII, a marketing and entertainment platform. Prior to joining RADII, Mr. Kung worked as a corporate attorney in Beijing and New York with a focus on capital markets. He began his career in credit research at Goldman Sachs & Co. in New York. Mr. Kung received a bachelor’s degree from Duke University and Juris Doctor from Northwestern University.

Wang (Tommy) Chiu Wong, our Chief Financial Officer and Director since April 2023. Mr. Wong is a seasoned finance and investment professional with more than 20 years of experience. Since November 2012, Mr. Wong has worked at Yitian Group in various roles, and most recently as a vice president with responsibility for urban renewal projects. During his tenure, Mr. Wong led negotiations with numerous stakeholders and overseen various managerial finance and property management functions. From August 2004 to October 2012, he worked at Safe Chemical, a Hong Kong-based chemicals company, as general manager. Mr. Wong was also a business development manager at iiLcorp Limited, a communications firm from January 2003 to August 2004. Mr. Wong received his Bachelor of Science degree from the Chinese University of Hong Kong and was a visiting student at the University California, Los Angeles. He received a Master of Public Affairs from Indiana University with a concentration in Information Systems and Public Finance.

Chunyi (Charlie) Hao, our Director since April 2023. Mr. Hao is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. He served as chief executive officer and president of Shandong Haizhishe Energy Engineering Co., Ltd., a solar and wind engineering company in China, and was in charge of the daily operations and business development of the company from December 2015 to March 2019. Prior to that, Mr. Hao was an investment officer of Shanghai Guxin Investment Limited, a firm engaging in the investment of solar farms across China, from 2014 to June 2015. He served as chief financial officer at Delphi Automotive Corp (Saginaw Steering System) (“Delphi”) of General Motors Inc., overseeing joint venture operation across China and Asia Pacific from 1995 to 1998. Mr. Hao is an independent director of Cogobuy Group PLC (HKSE: 0400.HK), an e-commerce platform and distributor for electronic goods in China. He served as chief executive officer and director at China Fundamental Acquisition Corporation and a board director and president of China operations at Asia Automotive Acquisition Corporation, two SPACs in 2008 and 2005, respectively. Most recently, Mr. Hao served as Chairman of the Board and Chief Financial Officer of East Stone Acquisition Corporation from August 2018 through November 2022, when it completed its business combination with NWTN, Inc. (Nasdaq: NWTN). Mr. Hao received his Bachelor’s degree in French from Beijing Language and Culture University, a Master of Arts degree from the University of Notre Dame and an MBA degree from Pace University. Mr. Hao is well qualified to serve as a director due to his extensive experience with SPACs, as well as his expertise in management, finance and capital investments.

Tiemei (Sarah) Li, our Director since April 2023. Ms. Li is a full professor at Telfer School of Management, University of Ottawa. From February 1995 to August 2005, Ms. Li was a managing director at Guotai & Junan Securities Co. Ltd., an investment banking and securities firm in China. Prior to that, she served as an accountant for Mini Refrigerating Co. Ltd. from July 1991 to August 1992. Ms. Li received her Bachelor’s degree in management from HuaZhong University of Science & Technology, Master’s degree in Economics from Central University of Finance and Economics, a CPA from the Chinese Institute of Certified Public Accountants and a Ph.D in Accounting from Concordia University. Ms. Li is well qualified to serve as a director due to her financial and accounting expertise as well as her experience in management across various countries.

Sanjay Prasad, our Director since April 2023. Mr. Prasad has been the founder, chief executive officer and president of Global Business Dimensions Inc., a manufacturer, seller and distributor of PC components, semiconductor and consumer electronic products, since June 1994. Mr. Prasad also founded Cinemagic Entertainment, a home cinema and audio video installation company, in June 2006 and Buyonlineled.com, a seller of LED lighting products, in April 2017. Mr. Prasad is a member of the New Jersey District Export Council. Mr. Prasad has helped numerous companies export their products overseas providing guidance on financing, export license controls and help in marketing to Asia, Europe and Middle East. Mr. Prasad served as a director of East Stone Acquisition Corporation from February 2020 through November 2022, when it completed its business combination with NWTN, Inc. (Nasdaq: NWTN). Mr. Prasad received his Bachelor’s degree in industrial engineering from BIT India, Master’s degree in industrial engineering from Kansas State University and an MBA degree from Adelphi University. Mr. Prasad is well qualified to serve as a director due to his extensive experience in entrepreneurship and management across various countries.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members. Prior to consummation of our Initial Public Offering, holders of our Founder Shares appointed each of our directors for a two-year term. Holders of our Public Shares do not have the right to vote on the appointment of directors during such term. The provisions of our Amended and Restated Memorandum regarding director term may only be amended by a special resolution passed by at least 90% of our Ordinary Shares voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board or by a majority of the holders of our Founder Shares. Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum as it deems appropriate. Our Amended and Restated Memorandum provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Pursuant to Nasdaq Listing Rules, we have established two standing committees—the Audit Committee, in compliance with Section 3(a)(58)(A) of the Exchange Act, and a compensation committee, each comprised of independent directors. Under Nasdaq Listing Rule 5615(b)(1), a company listing in connection with its Initial Public Offering is permitted to phase in its compliance with the independent committee requirements.

Audit Committee

We have established the Audit Committee. Chunyi (Charlie) Hao, Tiemei (Sarah) Li and Sanjay Prasad each serve as members of our Audit Committee and Ms. Li serves as its chairman. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our Audit Committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Ms. Li qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an amended Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

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

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established a compensation committee of the Board of Directors. Chunyi (Charlie) Hao, Tiemei (Sarah) Li and Sanjay Prasad each serve as members of our compensation committee and Mr. Hao serves as its chairman. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each member of our compensation committee meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

We have adopted an amended compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation and any incentive-compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

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

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The independent directors who participate in the consideration and recommendation of director nominees are Chunyi (Charlie) Hao, Tiemei (Sarah) Li and Sanjay Prasad. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place at this time.

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”), a copy of which is filed to this Report as Exhibit 14. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

None of our officers or directors or our senior consultant has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our Initial Public Offering, as a limited partner holding a minority, non-controlling interest in our Sponsor and therefore holds an indirect interest in the Founder Shares held by our Sponsor. In addition, our Sponsor, officers and directors, senior consultant, and any of their respective affiliates, are reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our Sponsor, which will not be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial Business Combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our Audit Committee. Our Audit Committee also reviews, on a quarterly basis, all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination, such as the Scage Registration Statement. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Ordinary Shares as of April 1, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of the Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,085,832 shares of our Ordinary Shares, consisting of (i) 9,085,831 Class A Ordinary Shares and (ii) 1 Class B Ordinary Share, issued and outstanding as of April 1, 2024. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, the Class B Ordinary Share is convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Finnovate Sponsor, LP (our Sponsor)(3)(4)	4,299,374	46.6%	1	100%	46.6%
Calvin Kung(3)(4)	4,299,374	46.6%	1	100%	46.6%
Wang (Tommy) Chiu Wong(3)(4)	4,299,374	46.6%	1	100%	46.6%
Mitch Garber(5)	4,375	—	—	—	—
Gustavo Schwed(5)	4,375	—	—	—	—
Nadav Zohar(5)	4,375	—	—	—	—
Chunyi (Charlie) Hao(3)	—	—	—	—	—
Tiemei (Sarah) Li(3)
Sanjay Prasad(3)	—	—	—	—	—
All directors and executive officers as a group (5 individuals) after appointment of 14F Directors	4,312,499	46.6%	1	100%	46.6%
Other 5% Shareholders
Mizuho Financial Group, Inc.(6)	640,627	7.1%	—	—	7.1%
Glazer Capital, LLC(7)	630,022	6.9%	—	—	6.9%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Finnovate Acquisition Corp., 265 Franklin Street, Suite 1702, Boston, MA 02110.
(2)	Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. Class B Ordinary Shares otherwise have the same rights as Class A Ordinary Shares, except that prior to our initial Business Combination, only Class B Ordinary Shares have the right to vote in the election of directors.
(3)	The shares reported in this row are held of record by our Sponsor. Sunorange serves as the sole general partner of our Sponsor. Sunorange is controlled by Mr. Kung, our Chief Executive Officer and a director, and Mr. Wong, our Chief Financial Officer and a director. Consequently, Messrs. Kung and Wong may be deemed the beneficial owners of the shares held by our Sponsor and have voting and dispositive control over such securities. The limited partnership interests of our Sponsor are held by various individuals and entities, including Messrs. Hao, Kung, Prasad, Wong and Ms. Li. Each of Messrs. Hao, Kung, Prasad, Wong and Ms. Li disclaim beneficial ownership of the securities held by our Sponsor other than to the extent of their direct or indirect pecuniary interest in such securities.
(4)	The shares beneficially owned include: (i) 4,237,499 Class A Ordinary Shares held by our Sponsor; and (ii) one Class B Ordinary Share held by our Sponsor. Excludes 61,875 Class A Ordinary Shares received by a designee of Sunorange, which designee is also a limited partner of the Sponsor.
(5)	Each of these individuals holds a direct or indirect interest in our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(6)	Based on the Schedule 13G filed with the SEC on February 13, 2024, the ordinary shares are beneficially owned by Mizuho Financial Group, Inc. The business address of the Mizuho Financial Group, Inc. is 265 Franklin Street, Suite 1702, Boston, MA, 02110.
(7)	Based on the Schedule 13G filed with the SEC on February 14, 2024, the ordinary shares are beneficially owned by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”) held by certain funds and managed accounts to which Glazer Capital serves as investment manager. Mr. Paul J. Glazer serves as the managing member of Glazer Capital. The business address of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Scage Business Combination, please see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2021, our Sponsor purchased 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share. A total of 75,000 Founder Shares were transferred to our independent directors following their appointment.

Our Sponsor also purchased, in a Private Placement that occurred simultaneously with the closing of our Initial Public Offering, an aggregate of 8,243,038 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($8,243,038 in the aggregate). Each Private Placement Warrant is exercisable to purchase one whole Ordinary Share at $11.50 per share, subject to adjustment as provided herein. Our Sponsor is permitted to transfer the Private Placement Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our Sponsor. Otherwise, these Private Placement Warrants will generally not be transferable or salable until after the completion of our initial Business Combination.

The Founder Shares constituted 25% of the Public Shares sold in our Initial Public Offering. Our Sponsor did not purchase any Units in our Initial Public Offering.

On May 8, 2023, following the approval of the Conversion Amendment Proposal by our stockholders at the 2023 EGM, we issued an aggregate of 4,312,499 Class A Ordinary Shares to our Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares. The 4,312,499 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A Ordinary Shares for cash, securities or other property. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor and certain designees of Sunorange hold approximately 47.4% of the issued and outstanding Ordinary Shares.

We entered into an Administrative Services Agreement on November 8, 2021, pursuant to which we pay our Sponsor $3,000 per month for office space, utilities and administrative support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 30 months, our Sponsor will be paid $3,000 per month ($90,000 in the aggregate) for office space, utilities and administrative support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, three of our former independent directors invested, prior to the closing of our Initial Public Offering, as a limited partner holding a minority, non-controlling interest in our Sponsor and therefore holds an indirect interest in the Founder Shares held by our Sponsor.

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

At the closing of our initial Business Combination, we may pay a customary financial consulting fee to an affiliate of our Sponsor, which will not be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial Business Combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest.

As of the date of our IPO Registration Statement, our Sponsor agreed to loan us up to $250,000 under the March 2021 Promissory Note to be used for a portion of the expenses of the Initial Public Offering. We repaid the March 2021 Promissory Note in full on November 8, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide us with Working Capital Loans. Any such loans would be on an interest-free basis. If we complete an initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that an initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-initial Business Combination entity at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full.

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain of our directors, which combined interests entitled Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants, and we introduced a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, to be effective upon expiration of the Waiting Period and whose vacancies shall be filled by New Management.

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals at the 2023 EGM, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. As of March 27, 2024 the Sponsor had deposited an aggregate of $1,000,000 in payments to support the Extension on behalf of the Company, and the Company paid for one such extension payment of $100,000 itself. As of March 27, 2024, the outstanding balance of the June 2023 Promissory Note was $1,000,000 and no interest was accrued.

On November 8, 2023, the Company issued the November 2023 Promissory Note in the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of March 27, 2024, the outstanding balance of the November 2023 Promissory Note was $703,123, and no interest was accrued.

On January 26, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs, including but not limited to payment obligations to support the Extension. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 27, 2024, the outstanding balance of the January 2024 Promissory Note was $200,000, and no interest was accrued.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of those loans may be converted into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued and sold to our Sponsor in a Private Placement which occurred simultaneously with the closing of our Initial Public Offering. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

We have entered into the Registration Rights Agreement with respect to the Founder Shares, Private Placement Warrants, EBC Founder Shares and warrants issued upon conversion of Working Capital Loans (if any).

We entered into indemnity agreements with each of our officers and directors and our senior consultant, a form of which is filed as an exhibit to this Report. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of our independent directors, Chunyi (Charlie) Hao, Tiemei (Sarah) Li, and Sanjay Prasad, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our Audit Committee and compensation committee are each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. In addition, our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $281,711 and $161,135, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-3 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

PART IV

FINNOVATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Finnovate Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Finnovate Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023 and 2022, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 8, 2024. The Company entered into a definitive business combination agreement with a business combination target on August 21, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to by May 8, 2024, or such other date as may be extended pursuant to the Business Combination Agreement, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after by May 8, 2024, or such other date as may be extended pursuant to the Business Combination Agreement, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, TX

April 1, 2024

FINNOVATE ACQUISITION CORP.

BALANCE SHEETS

	As of	As of
	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$37	$244,179
Prepaid expenses	37,389	314,502
Total Current Assets	37,426	558,681
Investments held in Trust Account	51,200,344	178,531,059
Total Assets	$51,237,770	$179,089,740

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,435,205	$522,801
Working capital loan – related party	542,503	449,765
Promissory note payable – related party	800,000	-
Due to related party	56,600	41,464
Total Liabilities	2,834,308	1,014,030

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,623,332 and 17,250,000 shares at redemption value of $11.07 and $10.35 at December 31, 2023 and 2022, respectively	51,200,344	178,531,059

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,462,499 and 150,000 issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	446	15
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 4,312,500 issued and outstanding at December 31, 2023 and 2022, respectively	-	431
Accumulated deficit	(2,797,328)	(455,795)
Total Shareholders’ Deficit	(2,796,882)	(455,349)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$51,237,770	$179,089,740

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022

Formation, general and administrative expenses	$1,993,129	$1,472,416
Loss from operations	(1,993,129)	(1,472,416)

Other income
Interest earned on Investments held in Trust Account	4,486,207	2,578,957
Interest earned on Bank Account	1,831	4,081
Total other income	4,488,038	2,583,038

Net Income	$2,494,909	$1,110,622

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	8,982,127	17,400,000
Basic and diluted net income per redeemable Class A ordinary share	$0.19	$0.05

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,462,500	4,312,500
Basic and diluted net income per non-redeemable ordinary share	$0.19	$0.05

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note Forgiveness	-	-	-	-	449,765	-	449,765
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	(449,765)	(4,036,442)	(4,486,207)
Extension Contribution	-	-	-	-	-	(800,000)	(800,000)
Net income	-	-	-	-	-	2,494,909	2,494,909
Balance - December 31, 2023	4,462,499	$446	1	$-	-	$(2,797,328)	$(2,796,882)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance – December 31, 2021	150,000	$15	4,312,500	$431	$1,654,188	$(639,546)	$1,015,088
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	(1,654,188)	(926,871)	(2,581,059)
Net income	-	-	-	-	-	1,110,622	1,110,622
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Cash flows from operating activities:
Net income	$2,494,909	$1,110,622
Interest earned on Investments held in Trust Account	(4,486,207)	(2,578,957)
Changes in operating assets and liabilities:
Prepaid expenses	277,113	355,109
Accounts payable and accrued expenses	912,404	357,064
Accrued offering expenses	-	(46,894)
Due to Related Party	15,136	35,464
Net cash used in operating activities	(786,645)	(767,592)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemptions	132,616,922	-
Extension Contribution	(800,000)	-
Net cash provided by investing activities	131,816,922	-

Cash flows from financing activities:
Redemption of Class A Ordinary Shares to underwriters	(132,616,922)	-
Proceeds from affiliate promissory note	542,503	-
Proceeds from promissory note – related party	800,000	-
Net cash used in financing activities	(131,274,419)	-

Net change in cash	(244,142)	(767,592)
Cash at beginning of period	244,179	1,011,771
Cash at end of period	$37	$244,179

Supplemental disclosure of cash flow information:
Remeasurement of Class A redeemable shares to redemption value	$4,486,207	$2,581,059
Promissory Note forgiveness	$449,765	$-

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2023 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of Class A Ordinary Shares, par value $0.0001 per share (the “Class A Ordinary Shares”) included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the full over-allotment resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over- allotment generated gross proceeds of $172,500,000, which is described in Note 3. Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable warrant (“Public Warrant”).

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by May 8, 2024, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account as defined below (excluding the underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company.

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

The amount in the Trust Account is $11.07 per Public Share as of December 31, 2023. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares”, described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to shareholders rights or pre- Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until May 8, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board” or “Board of Directors”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to its underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $37 in its operating bank account and a working capital deficit of $2,796,882. The Company’s liquidity needs up to December 31, 2023 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available working capital loan (the “Working Capital Loan”), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of December 31, 2023 and December 31, 2022, the Company had $0 and $449,765 outstanding under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023, the outstanding balance of the June 2023 Promissory Note was $800,000, and no interest was accrued. If the Company is not able to consummate a Business Combination before May 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While management intends to complete a Business Combination on or before May 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2024.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The note is non-interest bearing and is due on the earlier of consummation of the Business Combination or liquidation. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of December 31, 2023, the Company had $542,503 outstanding under the November 2023 Promissory Note included in the Working capital loan – related party line of the balance sheet.

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

Sunorange Investment

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Sunorange”), pursuant to which Sunorange and its designees acquired partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain Company directors, which combined interests entitled Sunorange to receive, in the aggregate, 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants (collectively, the “Insider Securities”), and the Company introduced a change in management and the Board as follows: (i) Calvin Kung shall replace David Gershon as Chairman of the Board and Chief Executive Officer, and Wang Chiu (Tommy) Wong shall replace Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment (as defined herein); (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder (such period of time being referred to herein as the “Waiting Period”), and whose vacancies were filled by individuals to be designated by Sunorange and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to herein as the “New Management”). Sunorange’s acquisition of interests in the Insider Securities, the change to New Management and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Sunorange Investment.”

On May 8, 2023, the Company completed the closing of the Sunorange Investment after our shareholders approved certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Company’s Trust Account after accounting for all redemptions in connection with the Company’s extraordinary general meeting of shareholders on May 8, 2023 (the “2023 EGM”); (ii) the Company obtaining or extending a D&O insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) in the event that the Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain Company directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension from May 9, 2023 through August 8, 2023 (see Note 5). Sunorange also agreed to cause to be deposited into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until May 8, 2024. As of December 31, 2023, $800,000 has been deposited into the Trust Account in support of the Extension.

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

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Business Combination Agreement, certain shareholders and officers (each, a “Subject Party”) of the Company each entered into a noncompetition and non-solicitation agreement with the Company, Pubco, Scage, and the Sponsor (collectively, the “Non-Competition and Non-Solicitation Agreement”). Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, the Company, Scage, and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

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

Risks and Uncertainties

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $37 and $244,179 as of December 31, 2023 and 2022, respectively.

Investment Held in Trust Account

As of December 31, 2023 and 2022, the assets held in the Trust Account consisted of $51,200,344 and $178,531,059, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs were charged to Shareholder’s Equity upon the completion of the IPO and subsequent exercise of the over-allotment. Accordingly, following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fee, and $721,912 of other offering costs) have been charged to Shareholders’ Equity.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares and Class B Ordinary Shares (collectively, “Ordinary Shares”) (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholder’s equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

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

As of December 31, 2023 and 2022, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	December 31, 2023	December 31, 2022
As of beginning of the period	$178,531,059	$175,950,000
Plus:	-	-
Remeasurement of carrying value to redemption value	4,486,207	2,581,059
Extension Contributions	800,000	-
Less:
Redemptions of Class A ordinary shares subject to possible redemption	(132,616,922)	-
	$51,200,344	$178,531,059

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Ordinary Shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board’s (“FASB”) ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding during the period. The Company has two classes of shares, redeemable Ordinary Shares and non-redeemable Ordinary Shares. The Company’s redeemable Ordinary Shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor which were converted into Class A shares with their original legend in May 2023. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per share for redeemable Ordinary Shares and non-redeemable Ordinary Shares is calculated by dividing net income, allocated proportionally to each class of Ordinary Shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable Ordinary Shares outstanding.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A Ordinary Shares to redemption value is excluded from net income per redeemable share because the redemption value approximates fair value. As a result, diluted income per share is the same as basic loss per share for the period presented.

Accordingly, basic and diluted income per ordinary share for the years ended December 31, 2023 and 2022 is calculated as follows:

	For the Year ended		For the Year ended
	December 31, 2023		December 31, 2022
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,666,806	$828,103	$890,032	$220,590

Denominator:
Weighted-average shares outstanding	8,982,127	4,462,500	17,400,000	4,312,500
Basic and diluted net income per share	$0.19	$0.19	$0.05	$0.05

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing what impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations or financial statement disclosure.

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

Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment (see Note 8).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of December 31, 2023, the net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a- 7 of the Investment Company Act, as determined by the Company.

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

On May 8, 2023, the Company issued an aggregate of 75,000 Class A Ordinary Shares (together with the Sponsor Shares, the “Converted Class A Ordinary Shares”) to the Directors and the holders of the Company’s 75,000 Class B Ordinary Shares upon the conversion of an equal number of shares of Class B Ordinary Shares (together with the Sponsor Conversion, the “Conversion”). On the same day, in connection with the closing of the Sunorange Investment, 61,875 of the Converted Class A Ordinary Shares held by the Directors were transferred to designees of Sunorange.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of December 31, 2023 and 2022, the Company had $0 and $449,765 of outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023, the Sponsor had deposited an aggregate of $800,000 in payments to support the Extension on behalf of the Company. As of December 31, 2023, the outstanding balance of the June 2023 Promissory Note was $800,000, and no interest was accrued.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of December 31, 2023, $542,503 was outstanding under the November 2023 Promissory Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of December 31, 2023 the Company has accrued $56,600 under the agreement in Due to related party and expensed $36,000 in Formation, general and administrative expenses.

NOTE 6 —INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2023, investments in the Company’s Trust Account consisted of $51,200,344 in an interest-bearing demand deposit account. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022:

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$51,200,344	$51,200,344	$-	$-
	$51,200,344	$51,200,344	$-	$-

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$178,531,059	$178,531,059	$-	$-
	$178,531,059	$178,531,059	$-	$-

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

Consulting Agreement

The Company has engaged a third-party consultant to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of at least $3,500,000 if the Company consummates a Business Combination. No expense has been recorded in the financial statements related to this agreement. No expense has been recorded in the financial statements related to this agreement, nor is any due.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As the Business Combination is not considered probable, no expense has been recorded in the financial statements related to this agreement.

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. As of December 31, 2023, the Company has incurred and paid roughly $20,000 related to this agreement. An additional $90,000 could be earned by the legal firm as outlined in the contractual milestones. The remaining milestones are not yet considered probable and as such have not been accrued for.

NOTE 8 – SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 4,462,499 and 150,000 shares of Class A Ordinary Shares issued and outstanding (excluding 4,623,332 and 17,250,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 1 and 4,312,500 shares of Class B Ordinary Shares issued and outstanding, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the financial statements.

In each of the months of January, February and March, $100,000, for an aggregate of $300,000, was deposited into the Trust Account in connection with the agreement to extend the date by which the Company must complete an initial Business Combination to May 8, 2024.

On January 22, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”), because the Company did not hold an annual meeting of shareholders within twelve months of its fiscal year ended December 31, 2022. The notification received had no immediate effect on the Company’s Nasdaq listing. In accordance with Nasdaq rules, the Company had 45 calendar days, or until March 7, 2024, to submit a plan to regain compliance with the Annual Meeting Requirement. On March 7, 2024, the Company submitted the plan of compliance to Nasdaq, pursuant to which the Company requested an extension through June 28, 2024, by which date the Company must regain compliance with the Annual Meeting Requirement.

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage, a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023, for the Company’s working capital needs. The 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and EarlyBirdCapital, Inc., as underwriter. (2)
1.2	Business Combination Marketing Agreement, dated November 8, 2021, by and between the Company and EarlyBirdCapital, as advisor. (2)
2.1	Business Combination Agreement, dated as of August 21, 2023, by and among the Company, Scage, First Merger Sub, Second Merger Sub and Pubco. (7)+
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	First Amendment to the Amended and Restated Memorandum and Articles of Association. (5)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated November 8, 2021,by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Promissory Note, dated March 21, 2021, issued to the Sponsor. (1)
10.2	Amendment to Promissory Note, dated September 30, 2021, issued to the Sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Letter Agreement, dated November 8, 2021, by and among the Company, its prior officers and directors and the Sponsor. (2)
10.5	Investment Management Trust Agreement, dated November 8, 2021, by and between the Company and Continental, as trustee.(2)
10.6	Registration Rights Agreement, dated November 8, 2021, by and between the Company and certain security holders. (2)
10.7	Administrative Services Agreement, dated November 8, 2021, between the Company and the Sponsor.(2)
10.8	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and the Sponsor.(2)
10.9	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and EarlyBirdCapital.(2)
10.10	Investment Agreement, dated as of April 27, 2023, by and among the Company, the Sponsor and Sunorange. (4)
10.11	Promissory Note, dated June 2, 2023, issued to Sunorange. (6)
10.12	Joinder to Insider Letter, dated June 2, 2023, by and among the Company, its current officers and directors and Sunorange. (6)
10.13	Form of Key Seller Lock-Up Agreement, dated as of August 21, 2023, by and among Scage, Pubco, the Company and certain key shareholders of Scage. (7)
10.14	Form of Seller Lock-Up Agreement, by and among cage, Pubco, the Company and certain shareholders of Scage. (7)
10.15	Form of Shareholder Support Agreement, dated as of August 21, 2023, by and among the Company , Scage and certain key shareholders of Scage. (7)+
10.16	Sponsor Support Agreement, dated as of August 21, 2023, by and among the Company, the Sponsor, Scage and Pubco. (7).
10.17	Insider Letter Amendment, dated as of August 21, 2023, by and among the Company, the Sponsor, Scage, Pubco and the Company’s current officers and directors. (7)
10.18	Form of Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and among Scage, Pubco, the Company, the Sponsor and certain shareholders of Scage. (7)
10.19	Form of Assignment, Assumption and Amendment to Warrant Agreement to be entered into by and among the Company, Pubco and Continental. (7)
10.20	Promissory Note, dated November 8, 2023, issued to Sunorange. (8)
10.21	Code of Ethics.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023.*
99.1	Amended Audit Committee Charter.*
99.2	Amended Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260261), filed with the SEC on October 15, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 12, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2024.

60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Finnovate Acquisition Corp

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Calvin Kung	Chairman and Chief Executive Officer	April 1, 2024
Calvin Kung	(Principal Executive Officer)

/s/ Wang Chiu (Tommy) Wong	Chief Financial Officer and Director	April 1, 2024
Wang Chiu (Tommy) Wong	(Principal Financial and Accounting Officer)

/s/ Chunyi (Charlie) Hao	Director	April 1, 2024
Chunyi (Charlie) Hao

/s/ Tiemei (Sarah) Li	Director	April 1, 2024
Tiemei (Sarah) Li

/s/ Sanjay Prasad	Director	April 1, 2024
Sanjay Prasad

61