Form 10-Q
period 2024-03-31
Finnovate Acquisition Corp.
filed 2024-05-20
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☒ No ☐

As of May 17, 2024, there were 6,711,005 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash	$5,436	$37
Prepaid expenses	77,095	37,389
Total Current Assets	82,531	37,426
Investments held in Trust Account	52,063,473	51,200,344
Total Assets	$52,146,004	$51,237,770

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,524,988	$1,435,205
Working capital loan – related party	709,859	542,503
Promissory note payable	200,000	-
Promissory note payable – related party	1,000,000	800,000
Due to related party	65,600	56,600
Total Liabilities	3,500,447	2,834,308

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 4,623,332 shares at redemption value of $11.26 and $11.07 at March 31, 2024 and December 31, 2023, respectively	52,063,473	51,200,344

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,462,499 issued and outstanding (excluding 4,623,332 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	446	446
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 1 issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Accumulated deficit	(3,418,362)	(2,797,328)
Total Shareholders’ Deficit	(3,417,916)	(2,796,882)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$52,146,004	$51,237,770

The accompanying notes are an integral part of these condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Operating, general and administrative expenses	$321,203	$302,264
Loss from operations	(321,203)	(302,264)

Other income
Interest earned on Investments held in Trust Account	563,129	1,908,881
Interest earned on Bank Account	169	1,417
Total other income	563,298	1,910,298

Net Income	$242,095	$1,608,034

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	4,623,332	17,400,000
Basic and diluted net income per redeemable Class A ordinary share	$0.03	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,462,500	4,312,500
Basic and diluted net income per non-redeemable ordinary share	$0.03	$0.07

The accompanying notes are an integral part of these condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2023	4,462,499	$446	1	$-	$-	$(2,797,328)	$(2,796,882)
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	-	(563,129)	(563,129)
Extension Contribution	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	242,095	242,095
Balance - March 31, 2024	4,462,499	$446	1	$-	-	$(3,418,362)	$(3,417,916)

The accompanying notes are an integral part of these condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance – December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	$15	4,312,500	$431	$-	$(756,642)	$(756,196)

The accompanying notes are an integral part of these condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$242,095	$1,608,034
Interest earned on Investments held in Trust Account	(563,129)	(1,908,881)
Changes in operating assets and liabilities:
Prepaid expenses	(39,706)	35,564
Accounts payable and accrued expenses	89,783	106,218
Due to Related Party	9,000	9,000
Net cash used in operating activities	(261,957)	(150,065)

Cash flows from investing activities:
Extension Contribution	(300,000)	-
Net cash used in investing activities	(300,000)	-

Cash flows from financing activities:
Proceeds from promissory note	200,000	-
Proceeds from affiliate promissory note	167,356	-
Proceeds from promissory note – related party	200,000	-
Net cash provided by financing activities	567,356	-

Net change in cash	5,399	(150,065)
Cash at beginning of period	37	244,179
Cash at end of period	$5,436	$94,114

Supplemental disclosure of cash flow information:
Remeasurement of Class A redeemable shares to redemption value	$863,129	$1,908,881

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2024 relates to the Company’s formation and its initial public offering (“Initial Public Offering” or “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company completed the sale of 7,900,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to Finnovate Sponsor, LP (the “Sponsor”) as well as to EarlyBirdCapital, Inc. (“EarlyBirdCapital”). On November 12, 2021, pursuant to the full exercise of the over- allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants. The IPO and subsequent exercise of the over-allotment generated gross proceeds of $8,800,000 from the sale of the Private Placement Warrants.

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by November 8, 2024, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

Initial Business Combination

The Company’s executive officers and directors (“Management” or “Management Team”) has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account as defined below (excluding the underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company.

The Company will provide its holders of its Public Shares, including the holders of its Founder Shares (as defined below) prior to the Initial Public Offering (the “Initial Shareholders”) and Management Team to the extent its Initial Shareholders and/or the members of the Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of its Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein.

The amount in the Trust Account is $11.26 per Public Share as of March 31, 2024. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares”, described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

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

The Company will have until November 8, 2024 to complete a Business Combination (the “Combination Period”, see Note 10). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board” or “Board of Directors”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $5,436 in its operating bank account and a working capital deficit of $3,417,916. The Company’s liquidity needs up to March 31, 2024 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available working capital loan (the “Working Capital Loan”), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of March 31, 2024 and December 31, 2023, the Company had nothing outstanding under the Working Capital Loan.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “2023 Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of March 31, 2024, the outstanding balance of the June 2023 Promissory Note was $1,000,000, and no interest was accrued. If the Company is not able to consummate a Business Combination before November 8, 2024, the Company will commence an automatic winding up, dissolution and liquidation (see Note 10). Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While Management intends to complete a Business Combination on or before November 8, 2024, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 8, 2024.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The note is non-interest bearing and is due on the earlier of consummation of the Business Combination or liquidation. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of March 31, 2024, the Company had $709,859 outstanding under the November 2023 Promissory Note included in the Working capital loan – related party line of the balance sheet.

On January 26, 2024, the Company issued an unsecured promissory note (the “January 2024 Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Scage, a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023 (the “Scage Business Combination Agreement”), for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 31, 2024, the Company had $200,000 outstanding under the January 2024 Promissory Note.

These conditions, involving liquidity concerns and mandatory liquidation, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On May 8, 2023, the Company completed the closing of the Sunorange Investment after our shareholders approved certain proposals discussed below, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Company’s Trust Account after accounting for all redemptions in connection with the Company’s extraordinary general meeting of shareholders on May 8, 2023 (the “2023 EGM”); (ii) the Company obtaining or extending a D&O insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) in the event that the 2023 Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain Company directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the 2023 Extension from May 9, 2023 through August 8, 2023 (see Note 5). Sunorange also agreed to cause to be deposited into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until May 8, 2024. As of March 31, 2024, $1,100,000 has been deposited into the Trust Account in support of the 2023 Extension.

Business Combination Agreement

On August 21, 2023, the Company and Scage International Limited (“Scage”) entered into the Scage Business Combination Agreement. Scage is a zero-emission solution provider in China, focusing on the development and commercialization of heavy-duty NEV trucks and e-fuel solutions. Upon consummation of the two mergers and the other transaction contemplated by the Business Combination Agreement (the “Scage Business Combination”), Scage Future, a newly formed holding company (“Pubco”) will seek to be listed on Nasdaq. The outstanding securities of Scage and the Company will be converted into the right to receive securities of Pubco. The transaction represents a post-Business Combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $5,436 and $37 as of March 31, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account consisted of $52,063,473 and $51,200,344, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on this account and Management believes the Company is not exposed to significant risks on such account.

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares and Class B Ordinary Shares (collectively, “Ordinary Shares”) (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholder’s equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

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

As of March 31, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	March 31, 2024	December 31, 2023
As of beginning of the period	$51,200,344	$178,531,059
Plus:	-	-
Remeasurement of carrying value to redemption value	563,129	4,486,207
Extension Contributions	300,000	800,000
Less:
Redemptions of Class A ordinary shares subject to possible redemption	-	(132,616,922)
	$52,063,473	$51,200,344

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accordingly, basic and diluted income per ordinary share for the three months ended March 31, 2024 and 2023 is calculated as follows:

	For the three months ended
	March 31, 2024		March 31, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$123,190	$118,905	$1,288,649	$319,985

Denominator:
Weighted-average shares outstanding	4,623,332	4,462,500	17,400,000	4,312,500
Basic and diluted net income per share	$0.03	$0.03	$0.07	$0.07

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. There was no material impact on its financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and Equity-Linked Securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2022-03 on January 1, 2024. There was no material impact on its financial position, results of operations or cash flows.

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

Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment (see Note 9).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of March 31, 2024, the net proceeds deposited into the Trust Account are invested in an interest-bearing demand deposit account.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loan.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of March 31, 2024 and December 31, 2023, the Sponsor had deposited an aggregate of $1,000,000 and $800,000, respectively, in payments to support the 2023 Extension on behalf of the Company.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of March 31, 2024 and December 31, 2023, $709,859 and $542,503, respectively, was outstanding under the November 2023 Promissory Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of March 31, 2024 the Company has accrued $65,600 under the agreement in Due to related party and expensed $9,000 in Operating, general and administrative expenses for the three-month period then ended.

NOTE 6 —PROMISSORY NOTE

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 31, 2024, $200,000 was outstanding under the January 2024 Promissory Note.

NOTE 7 —INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2024, investments in the Company’s Trust Account consisted of $52,063,473 in an interest-bearing demand deposit account. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$52,063,473	$52,063,473	$-	$-
	$52,063,473	$52,063,473	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Money market fund	$51,200,344	$51,200,344	$-	$-
	$51,200,344	$51,200,344	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Consulting Agreement

The Company has engaged a third-party consultant to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of at least $3,500,000 if the Company consummates a Business Combination. No expense has been recorded in the unaudited condensed financial statements related to this agreement. No expense has been recorded in the unaudited condensed financial statements related to this agreement, nor is any due.

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

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. As of March 31, 2024, the Company has incurred and paid roughly $20,000 related to this agreement. An additional $90,000 could be earned by the legal firm as outlined in the contractual milestones. The remaining milestones are not yet considered probable and as such have not been accrued for.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 4,462,499 Class A Ordinary Shares issued and outstanding (excluding 4,623,332 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there was 1 Class B Ordinary Share issued and outstanding.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 2, 2024, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “2024 EGM”). At the 2024 EGM, the shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from May 8, 2024 to November 8, 2024 (or such earlier date as determined by the Board in its sole discretion) (the “2024 Extension”), among other proposals. Shareholders holding 2,374,826 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $26,907,976 (approximately $11.33 per share) will be removed from the Trust Account to pay such holders.

On May 6, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that since it was first notified on October 9, 2023, the Company had not regained compliance with Nasdaq Listing Rule 5450(a)(2), which requires a company listed on The Nasdaq Global Market to have a minimum of 400 total shareholders (the “Minimum Total Holders Requirement”), by the end of the 180-day extension period ended April 8, 2024. Pursuant to the Notice, the Company’s securities may be subject to suspension and delisting pending the outcome of a hearing before the Nasdaq Hearings Panel (the “Panel”), which the Company requested on May 13, 2024. The Company’s hearing request has stayed the suspension of the Company’s securities, and the Company’s securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision.

On May 15, 2024, the Company issued a promissory note (the “May 2024 Promissory Note”) in the aggregate principal amount of up to $225,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 2, 2024 shareholder vote to approve the 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. The Company has determined that the fair value of the May 2024 Promissory Note is its face value as the note was not issued with a substantial premium. As of March 31, 2024, the outstanding balance of the May 2024 Promissory Note was $0, and no interest was accrued.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a Business Combination with one or more businesses.

We consummated our Initial Public Offering on November 8, 2021 and are currently in the process of consummating the Scage Business Combination.

The issuance of additional shares in an initial Business Combination:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in our Class B Ordinary Shares resulted in the issuance of our Class A Ordinary Shares on a greater than one- to-one basis upon conversion of our Class B Ordinary Shares;

●	may subordinate the rights of holders of our Class A Ordinary Shares if shares of preferred shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of shares of our Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Ordinary Shares and/or Warrants.

Similarly, if we issue debt securities, or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary or preferred shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Ordinary Shares if declared and our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy and for other purposes, and other disadvantages compared to our competitors who have less debt.

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

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

2024 Extension of our Combination Period

On May 2, 2024, we held the 2024 EGM to amend our Amended and Restated Memorandum to approve the 2024 Extension.

There were 9,085,832 of our Ordinary Shares issued and outstanding on April 4, 2024, the record date for the 2024 EGM. At the 2024 EGM, there were 7,997,433 Ordinary Shares present in person or by proxy, representing approximately 88.02% of the total Ordinary Shares outstanding as of the record date, which constituted a quorum.

Shareholders holding 2,374,826 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. These shares were redeemed for approximately $11.33 per share for a total redemption value paid from the Trust Account of approximately $26,907,976.

In connection with the 2024 EGM, Sunorange will contribute to us loans of the lesser of (i) $37,500 or (ii) $0.025 for each Public Share that is not redeemed for each calendar month (commencing on May 8, 2024 and ending on the 8th day of each subsequent month), or portion thereof, that is needed by us to complete an initial Business Combination until November 8, 2024.

On May 15, 2024, we issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2024 shareholder vote to approve the 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of March 31, 2024, the Sponsor had deposited an aggregate of $1,100,000 into the Trust Account to support the 2024 Extension on behalf of the Company. As of May 15, 2024, the outstanding balance of the May 2024 Promissory Note was $37,500, and no interest was accrued.

Nasdaq Compliance — Minimum Total Holders

On May 6, 2024, we received a Notice from the Staff of Nasdaq notifying us that since we were first notified on October 9, 2023, we did not regain compliance with the Minimum Total Holders Requirement which requires a company listed on The Nasdaq Global Market to have a minimum of 400 total shareholders, by the end of the 180-day extension period ended April 8, 2024. Pursuant to the Notice, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on May 13, 2024. Our hearing request has stayed the suspension of our securities, and our securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision.

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

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals at the 2023 EGM, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the 2023 Extension is approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the 2023 Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through March 31, 2024, $1,100,000 has been deposited into the Trust Account in support of the 2023 Extension.

2023 Extension of Our Combination Period

On May 8, 2023, we held the 2023 EGM to amend our Amended and Restated Memorandum to: (i) approve the 2023 Extension and (ii) to entitle holders of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares prior to the closing of an initial Business Combination at the election of the holder.

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

On June 2, 2023, we issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of March 31, 2024 and May 17, 2024, the Trust Account had received an aggregate of $1,100,000 and $1,200,000, respectively, to support the 2023 Extension on behalf of the Company. As of March 31, 2024 and May 17, 2024, the outstanding balance of the June 2023 Promissory Note was $1,000,000 and $1,100,000, respectively, and no interest was accrued.

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

For a full description of the Scage Business Combination Agreement and the proposed Scage Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

Results of Operations

As of March 31, 2024, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2024, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2023.

For the three months ended March 31, 2024, we had a net income of $242,095 consisting of $563,298 in interest earned on the bank account and the investment held in Trust Account offset by $321,203 in operating, general and administrative expenses.

For the three months ended March 31, 2023, we had a net income of $1,608,034, consisting of $1,910,298 in interest earned on the bank account and the investment held in Trust Account offset by $302,264 in operating, general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had cash outside our Trust Account of $5,436 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the three months ended March 31, 2024, we used $261,957 in operating activities, which was largely driven by $563,129 in interest earned on our investments held in the Trust Account offset by $242,095 in net income.

For the three months ended March 31, 2024, we used $300,000 in our investing activities, which was driven by $300,000 in extension contributions.

For the three months ended March 31, 2024, we were provided $567,356 in our financing activities, which was the result of $567,356 in proceeds from our promissory notes.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2024, $52,063,473 of the Initial Public Offering proceeds as well as interest earned thereon were held in The Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loan, respectively.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued the November 2023 Promissory Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of March 31, 2024, we had $709,859 outstanding under the November 2023 Promissory Note.

On January 26, 2024, we issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage, for the Company’s working capital needs, including but not limited to any payment obligations to support the 2023 Extension. The note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 31, 2024, we had $200,000 outstanding under the January 2024 Promissory Note.

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

As agreed by the shareholders at the 2023 EGM and the 2024 EGM, we have until November 8, 2024 to complete a Business Combination.

If we are not able to consummate a Business Combination before November 8, 2024, we will commence an automatic winding up, dissolution and liquidation. Our Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. While Management intends to complete a Business Combination on or before November 8, 2024, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 8, 2024.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

We previously engaged a third-party consultant to provide us with assistance in various aspects of our potential Business Combination. Pursuant to the terms of the agreement, we have agreed to pay a contingent fee of at least $3,500,000 if we consummate a Business Combination. No expense for which has been included in the unaudited condensed financial statements related to this agreement. No expense has been recorded in the unaudited condensed financial statements related to this agreement, nor is any due.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in “Note 2 – Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this Report” with those considered critical outlined below. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that Management applies significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, Management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, “Debt— Debt with Conversion and Other Options” for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 on January 1, 2024. There was no material impact on our financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU 2022-03. ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and Equity-Linked Securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We adopted ASU 2022-03 on January 1, 2024. There was no material impact on our financial position, results of operations or cash flows.

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

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements contained elsewhere in this Report.

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

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2024, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

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

In light of the material weakness described above, our Management Team has performed additional accounting and financial analyses and other post-closing procedures. We have enhanced, and will continue to enhance, internal controls and procedures, including access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implantation of additional layers of reviews in the financial close process. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (the “IPO Registration Statement”), (ii) 2023 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 as filed with the SEC on May 22, 2023, November 6, 2023, and December 14, 2023, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Registration Statement on Form F-4 to be filed with the SEC in connection with the Scage Business Combination.

We have received a notice from the Staff of Nasdaq notifying us that we were not in compliance with the Minimum Total Holders Requirement. If we cannot regain compliance, our securities will be subject to delisting, and the liquidity and the trading price of our securities could be adversely affected.

On May 6, 2024, we received a deficiency notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that since it was first notified on October 9, 2023, we had not regained compliance with the Minimum Total Holders Requirement, which requires a company listed on The Nasdaq Global Market to have a minimum of 400 total shareholders, by the end of the 180-day extension period ended April 8, 2024. Pursuant to the Notice, our securities may be subject to suspension and delisting pending the outcome of a hearing before the Panel, which we requested on May 13, 2024. Our hearing request has stayed the suspension of our securities, and our securities will continue to trade on The Nasdaq Global Market until the hearing process concludes and the Panel issues a written decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Palcement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 10, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibits
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	First Amendment to the Amended and Restated Memorandum and Articles of Association.(2)
3.3	Second Amendment to the Amended and Restated Memorandum and Articles of Association.(4)
10.1	Promissory Note, dated January 26, 2024, issued to Scage International Limited.(3)
10.2*	Promissory Note, dated May 15, 2024, issued to Finnovate Sponsor, L.P.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2021.
(2)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed with SEC on May 24, 2023.
(3)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2024.
(4)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	May 20, 2024
Calvin Kung	(principal executive officer)

/s/ Wang Chiu Wong	Chief Financial Officer	May 20, 2024
Wang Chiu Wong	(principal financial and accounting officer)

