Form 10-Q
period 2024-06-30
Finnovate Acquisition Corp.
filed 2024-08-19
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☒ No ☐

As of August 19, 2024, there were 6,711,005 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

FINNOVATE ACQUISTION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements.

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets
Cash	$35,523	$37
Prepaid expenses	60,889	37,389
Total Current Assets	96,412	37,426
Investments held in Trust Account	25,736,479	51,200,344
Total Assets	$25,832,891	$51,237,770

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,721,119	$1,435,205
Working Capital Loan – related party	974,210	542,503
Promissory Note payable	200,000	-
Promissory Note payable – related party	1,175,000	800,000
Due to related party	74,600	56,600
Total Liabilities	4,144,929	2,834,308

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 2,248,506 and 4,623,332 shares at redemption value of $11.45 and $11.07 at June 30, 2024 and December 31, 2023, respectively	25,736,479	51,200,344

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 4,462,499 issued and outstanding (excluding 2,248,506 and 4,623,332 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	446	446
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 1 issued and outstanding at June 30, 2024 and December 31, 2023	-	-

Accumulated deficit	(4,048,963)	(2,797,328)
Total Shareholders’ Deficit	(4,048,517)	(2,796,882)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$25,832,891	$51,237,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating, general and administrative expenses	$455,763	$543,867	$776,966	$846,131
Loss from operations	(455,763)	(543,867)	(776,966)	(846,131)

Other income
Interest earned on Investments held in Trust Account	405,982	1,341,938	969,111	3,250,819
Interest earned on Bank Account	162	254	331	1,671
Total other income	406,144	1,342,192	969,442	3,252,490

Net (Loss) Income	$(49,619)	$798,325	$192,476	$2,406,359

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	3,057,513	12,374,953	3,840,422	14,873,595
Basic and diluted net (loss) income per redeemable Class A Ordinary Share	$(0.01)	$0.06	$0.02	$0.13
Basic and diluted weighted average shares outstanding, non-redeemable Ordinary Shares	4,462,500	$1,753,435	4,462,500	3,002,072

Basic and diluted net (loss) income per non-redeemable Ordinary Share	$(0.01)	$0.06	$0.02	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,462,499	$446	1	$-	$-	$(2,797,328)	$(2,796,882)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(563,129)	(563,129)
Extension contribution	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	242,095	242,095
Balance - March 31, 2024	4,462,499	$446	1	$-	-	$(3,418,362)	$(3,417,916)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(405,982)	(405,982)
Extension contribution	-	-	-	-	-	(175,000)	(175,000)
Net loss	-	-	-	-	-	(49,619)	(49,619)
Balance – June 30, 2024	4,462,499	$446	1	$-	-	$(4,048,963)	$(4,048,517)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	$15	4,312,500	$431	$-	$(756,642)	$(756,196)

Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note forgiveness	-	-	-	-	449,765	-	449,765

Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	-	(449,765)	(892,173)	(1,341,938)
Extension contribution	-	-	-	-	-	(300,000)	(300,000)
Net Income	-	-	-	-	-	798,325	798,325

Balance – June 30, 2023	4,462,499	$446	1	$-	$-	$(1,150,490)	$(1,150,044)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

(UNAUDITED)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$192,476	$2,406,359
Interest earned on Investments held in Trust Account	(969,111)	(3,250,819)
Changes in operating assets and liabilities:
Prepaid expenses	(23,500)	95,557
Accounts payable and accrued expenses	285,914	501,808
Due to related party	18,000	3,000
Net cash used by operating activities	$(496,221)	$(244,095)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	26,907,976	132,616,922
Extension contribution	(475,000)	—
Net cash provided by investing activities	26,432,976	132,616,922

Cash flows from financing activities:
Redemption of Class A Ordinary Shares	(26,907,976)	(132,616,922)
Proceeds from Promissory Note	431,707	—
Proceeds from affiliate Promissory Note	200,000	—
Proceeds from Promissory Note – related party	375,000	—
Net cash provided used in financing activities	(25,901,269)	(132,616,922)

Net change in cash	$35,486	(244,095)
Cash at beginning of period	37	244,179
Cash at end of period	$35,523	$84

Supplemental disclosure of cash flow information:
Remeasurement of redeemable Class A Ordinary Shares to redemption value	$969,111	$3,250,819
Promissory Note forgiveness	$—	$449,765

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. Department of the Treasury (the “Treasury”) obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by November 8, 2024, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The amount in the Trust Account is approximately $11.45 per Public Share as of June 30, 2024. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares,” described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares, and any Public Shares purchased during or after the IPO, in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company has until November 8, 2024 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board” or “Board of Directors”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had $35,523 in its operating bank account and a working capital deficit of $4,048,517. The Company’s liquidity needs up to June 30, 2024 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available Working Capital Loan ( as defined below), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (the “Working Capital Loan”, as described in more detail in Note 5). As of June 30, 2024 and December 31, 2023, the Company had nothing outstanding under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “2023 Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of June 30, 2024 and December 31, 2023, the outstanding balance of the June 30, 2023 Promissory Note was $1,100,000 and $800,000, respectively, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets, and no interest was accrued.

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

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The note is non-interest bearing and is due on the earlier of consummation of the Business Combination or liquidation. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of June 30, 2024, the Company had $974,210 outstanding under the November 2023 Promissory Note included in the Working Capital Loan – related party line of the accompany condensed balance sheets.

On January 26, 2024, the Company issued an unsecured promissory note (the “January 2024 Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Scage, a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023 (the “Scage Business Combination Agreement”), for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of June 30, 2024, the Company had $200,000 outstanding under the January 2024 Promissory Note.

On May 15, 2024, the Company issued an unsecured promissory note (the “May 2024 Promissory Note”) in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve an extension of the Company’s termination date from May 8, 2024 to November, 8, 2024 (the “2024 Extension”). The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of June 30, 2024 and December 31, 2023, the Company had $75,000 and $0, respectively, outstanding under the May 2024 Promissory Note, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets.

These conditions, involving liquidity concerns and mandatory liquidation, raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. There is no assurance that the Company’s plan to consummate a Business Combination will be successful or successful within the Combination Period. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sunorange Investment

On April 27, 2023, the Company entered into an agreement (the “Investment Agreement”) with the Sponsor and Sunorange Limited (the “Sunorange”), pursuant to which Sunorange and its designees acquired partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain Company directors, which combined interests entitled Sunorange to receive, in the aggregate, 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants (collectively, the “Insider Securities”), and the Company introduced a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer, and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment (as defined herein); (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, effective upon expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder (such period of time being referred to herein as the “Waiting Period”), and whose vacancies were filled by individuals to be designated by Sunorange and effective upon expiration of the Waiting Period (such new officers and directors collectively referred to herein as the “New Management”). Sunorange’s acquisition of interests in the Insider Securities, the change to New Management and other transactions contemplated by the Investment Agreement are hereinafter referred to as the “Sunorange Investment.”

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

As of June 30, 2024, $1,275,000 has been deposited into the Trust Account in support of the 2023 Extension and 2024 Extension.

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

First Amendment to the BCA

On June 18, 2024, the parties to the Business Combination Agreement entered into the First Amendment to Scage Business Combination Agreement (the “First Amendment”). The First Amendment provides for, among other things, the:

●	reduction of the aggregate consideration to the shareholders of the Company from $1,000,000,000 to $800,000,000;
●	correction of a scrivener’s error to clarify that the Company is not an investment company;
●	the establishment of an American depositary share (“ADS”) facility by the Pubco so that the ordinary shares to be issued by Pubco pursuant to the Business Combination Agreement may be represented by ADSs;
●	extension of the deadline for the Reorganization (as defined in the Scage Business Combination Agreement) from September 30, 2023 to July 20, 2024; and
●	extend the Outside Date (as defined in the Scage Business Combination Agreement) from February 29, 2024 to October 31, 2024.

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

Management is currently evaluating the impact of such risks and has concluded that while it is reasonably possible that they could have a negative effect on the Company’s financial position, results of its operations, close of the IPO and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $35,523 and $37 as of June 30, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

As of June 30, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash equivalents in the amount of $25,736,479 and $51,200,344, respectively. The Company’s portfolio of investments is comprised of cash in an interest-bearing demand deposit account and thus have a readily determinable fair value. The funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “income on investments held in the Trust Account” in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2024, the Company has not experienced losses on this account, and Management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the accompanying condensed balance sheets date that are related to the IPO. Offering costs were charged to Shareholder’s Equity upon completion of the IPO and subsequent exercise of the over-allotment. Accordingly, following the IPO on November 8, 2021 and subsequent exercise of the over-allotment on November 12, 2021, offering costs totaling $4,171,912 (consisting of $3,450,000 of underwriting fee, and $721,912 of other offering costs) have been charged to Shareholders’ Equity.

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares and Class B Ordinary Shares (collectively, “Ordinary Shares”) (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholder’s equity. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the accompanying balance sheets.

Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount. Increases or decreases in the carrying amount of redeemable Ordinary Shares are affected by charges against additional paid-in capital and accumulated deficit.

As a result of the shareholder vote held on May 8, 2023, 12,626,668 shareholders exercised their right to redemption, which left a remainder of 4,623,332 Class A Ordinary Shares subject to possible redemption. These shareholders were paid an aggregate of $132,616,922, or $10.50 per share, on May 18, 2023.

As a result of the shareholder vote held on May 2, 2024, 2,374,826 shareholders exercised their right to redemption, which left a remainder of 2,248,506 Class A Ordinary Shares subject to possible redemption. These shareholders were paid an aggregate of $26,907,976, or $11.33 per share, upon redemption.

As of June 30, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets is reconciled in the following table:

	June 30, 2024	December 31, 2023
As of beginning of the period	$51,200,344	$178,531,059
Plus:
Remeasurement of carrying value to redemption value	969,111	4,486,207
Extension Contributions	475,000	800,000
Less:
Redemptions of Class A Ordinary Shares subject to possible redemption	(26,907,976)	(132,616,922)
	$25,736,479	$51,200,344

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the accompanying unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying unaudited condensed financial statements. The Company’s Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period. The Company has two classes of shares, redeemable Ordinary Shares and non-redeemable Ordinary Shares. The Company’s redeemable Ordinary Shares are comprised of Class A shares sold in the IPO. The Company’s non-redeemable shares are comprised of Class A shares held by EarlyBirdCapital and Class B shares purchased by the Sponsor which were converted into Class A shares with their original legend in May 2023. Earnings and losses are shared pro rata between the two classes of shares. The accompanying unaudited condensed statements of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per share for redeemable Ordinary Shares and non-redeemable Ordinary Shares is calculated by dividing net income (loss), allocated proportionally to each class of Ordinary Shares, attributable to the Company by the weighted average number of shares of redeemable and non-redeemable Ordinary Shares outstanding.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO since exercise of the rights is contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive. Accretion of the carrying value of Class A Ordinary Shares to redemption value is excluded from net income (loss) per redeemable share because the redemption value approximates fair value. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

Accordingly, basic and diluted income (loss) per Ordinary Share for the three months ended June 30, 2024 and June 30, 2023 is calculated as follows:

	For the three months ended June 30, 2024		For the three months ended June 30, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(20,174)	$(29,445)	$699,247	$99,078

Denominator:
Weighted-average shares outstanding	3,057,513	4,462,500	12,374,953	1,753,435
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.06	$0.06

Basic and diluted income per Ordinary Share for the six months ended June 30, 2024 and the period from June 30, 2023 is calculated as follows:

	For the six months ended June 30, 2024		For the six months ended June 30, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$89,028	$103,448	$2,002,231	$404,128

Denominator:
Weighted-average shares outstanding	3,840,422	4,462,500	14,873,595	3,002,072

Basic and diluted net income per share	$0.02	$0.02	$0.13	$0.13

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The update simplifies the accounting for convertible instruments by removing certain separation models in FASB ASU Subtopic 470-20, “Debt—Debt with Conversion and Other Options” (“ASU 470-20”) for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024. There was no material impact on its financial position, results of operations or cash flows.

In June 2022, the FASB issued ASU Topic 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and Equity-Linked Securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2022-03 on January 1, 2024. There was no material impact on its financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU Topic 2023-09, “Income Taxes (Topic 740) — Improvements to Income Tax Disclosures” (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its financial position, results of operations or financial statement disclosure.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Following the closing of the IPO on November 8, 2021 and subsequent exercise of the over-allotment, an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of June 30, 2024, the net proceeds deposited into the Trust Account are invested in an interest-bearing demand deposit account.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with a Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of June 30, 2024 and December 31, 2023, the balance outstanding on the June 2023 Promissory Note was $1,100,000 and $800,000, respectively.

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. As of June 30, 2024 and December 31, 2023, the balance outstanding on the May 2024 Promissory Note was $75,000 and $0, respectively.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of June 30, 2024 and December 31, 2023, $974,210 and $542,503, respectively, was outstanding under the November 2023 Promissory Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of June 30, 2024, the Company has accrued $74,600 under the agreement in Due to related party and expensed $9,000 and $18,000 in Operating, general and administrative expenses for the three and six month periods then ended.

NOTE 6 —PROMISSORY NOTE

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of June 30, 2024, $200,000 was outstanding under the January 2024 Promissory Note.

NOTE 7 —INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2024, investments in the Company’s Trust Account consisted of $25,736,479 in an interest-bearing demand deposit account.

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

Consulting Agreement

The Company has engaged a third-party consultant to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of at least $3,500,000 if the Company consummates a Business Combination. No expense has been recorded in the accompanying unaudited condensed financial statements related to this agreement, nor is any due.

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. As the Business Combination is not considered probable, no expense has been recorded in the accompanying unaudited condensed financial statements related to this agreement.

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. As of June 30, 2024, the Company has incurred and paid roughly $20,000 related to this agreement. An additional $90,000 could be earned by the legal firm as outlined in the contractual milestones. The remaining milestones are not yet considered probable and as such have not been accrued for.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 4,462,499 shares of Class A Ordinary Shares issued and outstanding (excluding 2,248,506 and 4,623,332 shares subject to possible redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there was 1 Class B Ordinary Shares issued and outstanding.

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

Redemption of Warrants

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheets date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

As previously disclosed in a Current Report on Form 8-K filed by the Company with the SEC on May 10, 2024, the Company originally received a determination from the Nasdaq Listing Qualifications Department (the “Staff”) on October 9, 2023, indicating that the Company did not comply with the requirement to maintain a minimum 400 public holders as required by Nasdaq Listing Rule 5450(a) (the “Minimum Public Holders Requirement”). On May 6, 2024, the Company received a delisting determination from the Staff with respect to the Minimum Public Holders Requirement. On May 13, 2024, the Company requested a hearing to appeal the determination, and the hearing was held on June 25, 2024.

On July 3, 2024, the Company received written notice from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) had granted the Company’s request for continued listing on Nasdaq, subject to the Company completing a Business Combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable holders requirement, by November 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account, located in the United States at a nationally recognized financial institution, with Continental acting as trustee and until November 2, 2023 invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct Treasury obligations. Pursuant to the Trust Agreement, the trustee will not be permitted to invest in other securities or assets. As of November 2, 2023, the funds in the Trust Account were moved to an interest-bearing demand deposit account.

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Amendment to Scage Business Combination Agreement

On June 18, 2024, the parties to the Scage Business Combination Agreement entered into the First Amendment to Business Combination Agreement (the “First Amendment”). The First Amendment provides for, among other things, the:

●	reduction of the aggregate consideration to the shareholders of the Company from $1,000,000,000 to $800,000,000;
●	correction of a scrivener’s error to clarify that the Company is not an investment company;
●	the establishment of an American Depositary Shares (“ADS”) facility by the Pubco so that the ordinary shares to be issued by Pubco pursuant to the Scage Business Combination Agreement may be represented by ADSs;
●	extension of the deadline for the Reorganization (as defined in the Scage Business Combination Agreement) from September 30, 2023 to July 20, 2024; and
●	extend the Outside Date (as defined in the Scage Business Combination Agreement) from February 29, 2024 to October 31, 2024.

Nasdaq Compliance—Minimum Public Holders Requirement and Nasdaq Hearing

On May 6, 2024, we received a notice from the Staff of Nasdaq notifying us that since we were first notified on October 9, 2023, we had not regained compliance with Minimum Public Holders Requirement by the end of the 180-day extension period ended April 8, 2024. On May 13, 2024, we requested a hearing before the Panel to appeal the determination, and the hearing was held on June 25, 2024.

Recent Developments

On July 3, 2024, we received written notice from Nasdaq indicating that the Panel had granted our request for continued listing on Nasdaq, subject to us completing a Business Combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable Minimum Public Holders Requirement, by November 4, 2024.

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

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024.

As of June 30, 2024, $1,275,000 has been deposited into the Trust Account in support of the 2023 Extension and the 2024 Extension.

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

On May 15, 2024, we issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2024 shareholder vote to approve the 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of June 30, 2024, an aggregate of $1,275,000 into the Trust Account to support the 2023 and 2024 Extension on behalf of the Company. As of June 30, 2024 and August 15, 2024, the outstanding balance of the May 2024 Promissory Note was $75,000 and $75,000, respectively, and no interest was accrued.

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

On June 2, 2023, we issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023, June 30, 2024 and August 15, 2024, the outstanding balance of the June 2023 Promissory Note was $800,000, $1,100,000 and $1,100,000, respectively, and no interest was accrued.

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

The Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in our Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (the “IPO Registration Statement”). Following the Conversion, there were 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Share Conversion, the Sponsor and certain designees of Sunorange hold, in the aggregate, approximately 47.5% of our Class A Ordinary Shares that are outstanding.

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

Results of Operations

As of June 30, 2024, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through June 30, 2024, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2023.

For the three months ended June 30, 2024, we had a net loss of $49,619 consisting of $455,763 in operating, general and administrative expenses offset by $406,144 in interest gained on the bank account and the investment held in Trust Account. For the six months ended June 30, 2024, we had net income of $192,476, consisting of $969,442 in interest gained on the bank account and the investment held in Trust Account offset by $776,966 in operating, general and administrative expenses.

For the three months ended June 30, 2023, we had net income of $798,325, consisting of $1,342,192 in interest gained on the bank account and the investment held in Trust Account offset by $543,867 in formation, general and administrative expenses. For the six months ended June 30, 2023, we had net income of $2,406,359, consisting of $3,252,490 in interest gained on the bank account and the investment held in Trust Account offset by $846,131 in formation, general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had cash outside our Trust Account of $35,523 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the six months ended June 30, 2024, we used $496,221 in operating activities, which was largely driven by $969,111 in interest earned on our investments held in the Trust Account offset by $192,476 in net income and a $280,414 change in operating assets and liabilities.

For the six months ended June 30, 2024, we were provided $26,432,976 in our investing activities, which was driven by $26,907,976 in shareholder redemptions offset by $475,000 in extension contributions.

For the six months ended June 30, 2024, we used $25,901,269 in our financing activities, which was the largely the result of $26,907,976 paid out in redemptions to shareholders offset by $1,006,707 in proceeds from our promissory notes.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2024, $25,736,479 of the Initial Public Offering proceeds as well as interest earned thereon were held in the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loan.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued the November 2023 Promissory Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of June 30, 2024, we had $974,210 outstanding under the November 2023 Promissory Note.

On January 26, 2024, we issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage, for the Company’s working capital needs, including but not limited to any payment obligations to support the 2023 Extension. The note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of June 30, 2024, we had $200,000 outstanding under the January 2024 Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination.  As this agreement was a subsequent event and the Business Combination is not considered probable, no expense for which has been included in the unaudited condensed financial statements related to this agreement.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in “Note 2 - Summary of Significant Accounting Policies” of the notes to the financial statements included in this Report under “Item 1. Financial Statements” with those considered critical outlined below. Our audited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that Management applies significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, Management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding during the period. We have two classes of shares, redeemable Ordinary Shares and non-redeemable Ordinary Shares. Our redeemable Ordinary Shares are comprised of Class A Ordinary Shares sold in the Initial Public Offering. Our non-redeemable shares are comprised of Class A Ordinary Shares held by EarlyBirdCapital and Class B Ordinary Shares purchased by the sponsor which were converted to Class A Ordinary Shares with the same original legend in May 2023. Earnings and losses are shared pro rata between the two classes of shares. Our unaudited condensed statements of operations included in this Report under “Item 1. Financial Statements” applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per share for redeemable Ordinary Shares and non-redeemable Ordinary Shares is calculated by dividing net income (loss), allocated proportionally to each class of Ordinary Shares, attributable to us by the weighted average number of shares of redeemable and non-redeemable Ordinary Shares outstanding.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06. The update simplifies the accounting for convertible instruments by removing certain separation models in ASU 470-20 for convertible instruments and introducing other changes. As a result of ASU 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preference shares will be accounted for as a single-equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 on January 1, 2024. There was no material impact on our financial position, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023-09 in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of its pending adoption of ASU 2023-09 on our financial position, results of operations or financial statement disclosure.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements contained in this Report under “Item 1. Financial Statements.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2024, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that our controls over recognition of billed and unbilled professional fees, recognition of prepaid expenses, the classification of related party payables, and accounting for related party notes payable was not effectively designed or maintained. Our Management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were prepared in accordance with GAAP. Accordingly, Management believes that the unaudited condensed financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, and March 31, 2024, as filed with the SEC on May 22, 2023, November 6, 2023, December 14, 2023, and May 20, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Registration Statement on Form F-4 to be filed with the SEC in connection with the Scage Business Combination.

If we fail to consummate our initial Business Combination by November 3, 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial Business Combination.

Our IPO Registration Statement was declared effective by the SEC on November 3, 2021 and our securities are currently listed on the Nasdaq Capital Market. Pursuant to our Amended and Restated Charter, we have until November 8, 2024 (or such shorter period of time as determined by our Board) to consummate our initial Business Combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial Business Combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

Accordingly, unless we are able to consummate our initial Business Combination on or prior to November , 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;
●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are a “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

Our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by public shareholders of SPACs at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination. In addition, the amount of the deferred fee payable to the EarlyBirdCapital in connection with the Business Combination Marketing Agreement will not be reduced for any Public Shares that are redeemed in connection with an extension or a Business Combination. If we are able to consummate an initial Business Combination, the per-share value of Public Shares held by non-redeeming Public Shareholders following the Business Combination will reflect our obligation to pay, and the payment of, such deferred fee to EarlyBirdCapital.

In connection with the (i) 2023 EGM, 12,626,668 Public Shares were redeemed at a price per Public Share of approximately $10.50, and (ii) 2024 EGM, 2,374,826 Public Shares were redeemed at a price per Public Share of approximately $11.33, thereby reducing the number of outstanding Public Shares to 2,248,506, and reducing the total amount held in the Trust Account to approximately $25,736,479 (as of June 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsors or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $11.45 per Public Share on the liquidation of our Trust Account, as of June 30, 2024, and our warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $11.45 per share on the redemption of their Public Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 2, 2024, we held the 2024 EGM and our shareholders approved the 2024 Extension. In connection with the vote to approve the 2024 Extension, Public Shareholders holding 2,374,826 Public Shares properly exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. We paid cash in the aggregate amount of $26,907,976, or approximately $11.33 per share to such redeeming Public Shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2024	—	—	—	—

May 1 – May 31, 2024	2,374,826	$11.33	—	—

June 1 – June 30, 2024	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	First Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among Finnovate Acquisition Corp., Scage Future, Hero 1, Hero 2 and Scage International Limited.(5)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	First Amendment to the Amended and Restated Memorandum and Articles of Association.(2)
3.3	Second Amendment to the Amended and Restated Memorandum and Articles of Association.(3)
10.1	Promissory Note, dated May 15, 2024, issued to Finnovate Sponsor, L.P.(4)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021.
(2)	Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K/A filed with SEC on May 24, 2023.
(3)	Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2024.
(4)	Incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2024.
(5)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	August 19, 2024
Calvin Kung	(Principal Executive Officer)

/s/ Wang Chiu (Tommy) Wong	Chief Financial Officer	August 19, 2024
Wang Chiu (Tommy) Wong	(Principal Financial and Accounting Officer)

