Form 10-Q
period 2024-09-30
Finnovate Acquisition Corp.
filed 2024-12-10
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of December 10, 2024, there were 5,327,791 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

FINNOVATE ACQUISTION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements.

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets
Cash	$7,555	$37
Prepaid expenses	38,424	37,389
Total Current Assets	45,979	37,426
Investments held in Trust Account	26,126,773	51,200,344
Total Assets	$26,172,752	$51,237,770

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,817,014	$1,435,205
Working Capital Loan – related party	1,193,961	542,503
Promissory Note payable	200,000	-
Promissory Note payable – related party	1,287,500	800,000
Due to related party	83,600	56,600
Total Liabilities	4,582,075	2,834,308

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 2,248,506 and 4,623,332 shares at redemption value of $11.62 and $11.07 at September 30, 2024 and December 31, 2023, respectively	26,126,773	51,200,344

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 4,462,499 issued and outstanding (excluding 2,248,506 and 4,623,332 shares subject to possible redemption) at September 30, 2024 and December 31, 2023, respectively	446	446
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 1 issued and outstanding at September 30, 2024 and December 31, 2023	-	-

Accumulated deficit	(4,536,542)	(2,797,328)
Total Shareholders’ Deficit	(4,536,096)	(2,796,882)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$26,172,752	$51,237,770

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating, general and administrative expenses	$375,172	$635,563	$1,152,138	$1,481,694
Loss from operations	(375,172)	(635,563)	(1,152,138)	(1,481,694)

Other income
Interest earned on Investments held in Trust Account	277,794	641,496	1,246,905	3,892,315
Interest earned on Bank Account	93	136	424	1,807
Total other income	277,887	641,632	1,247,329	3,894,122

Net (Loss) Income	$(97,285)	$6,069	$95,191	$2,412,428

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	2,248,506	4,623,332	3,305,910	10,451,025
Basic and diluted net (loss) income per redeemable Class A Ordinary Share	$(0.01)	$0.00	$0.01	$0.16
Basic and diluted weighted average shares outstanding, non-redeemable Ordinary Shares	4,462,500	$4,462,500	4,462,500	4,462,500

Basic and diluted net (loss) income per non-redeemable Ordinary Share	$(0.01)	$0.00	$0.01	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	4,462,499	$446	1	$-	$-	$(2,797,328)	$(2,796,882)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(563,129)	(563,129)
Extension contribution	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	242,095	242,095
Balance - March 31, 2024	4,462,499	$446	1	$-	-	$(3,418,362)	$(3,417,916)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(405,982)	(405,982)
Extension contribution	-	-	-	-	-	(175,000)	(175,000)
Net loss	-	-	-	-	-	(49,619)	(49,619)
Balance – June 30, 2024	4,462,499	$446	1	$-	-	$(4,048,963)	$(4,048,517)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(277,794)	(277,794)
Extension contribution	-	-	-	-	-	(112,500)	(112,500)
Net loss	-	-	-	-	-	(97,285)	(97,285)
Balance – September 30, 2024	4,462,499	$446	1	$-	-	$(4,536,542)	$(4,536,096)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(1,908,881)	(1,908,881)
Net income	-	-	-	-	-	1,608,034	1,608,034
Balance - March 31, 2023	150,000	$15	4,312,500	$431	$-	$(756,642)	$(756,196)

Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note forgiveness	-	-	-	-	449,765	-	449,765
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	-	(449,765)	(892,173)	(1,341,938)
Extension contribution	-	-	-	-	-	(300,000)	(300,000)
Net Income	-	-	-	-	-	798,325	798,325
Balance – June 30, 2023	4,462,499	$446	1	$-	$-	$(1,150,490)	$(1,150,044)
Extension Contribution	-	-	-	-	-	(200,000)	(200,000)
Remeasurement of Class A Ordinary Shares to redemption value	-	-	-	-	-	(641,496)	(641,496)
Net Income	-	-	-	-	-	6,069	6,069
Balance – September 30, 2023	4,462,499	$446	1	$-	$-	$(1,985,917)	$(1,985,417)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$95,191	$2,412,428
Interest earned on Investments held in Trust Account	(1,246,905)	(3,892,315)
Changes in operating assets and liabilities:
Prepaid expenses	(1,035)	248,267
Accounts payable and accrued expenses	381,809	719,401
Due to related party	27,000	268,907
Net cash used by operating activities	$(743,940)	$(243,312)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	26,907,976	132,616,922
Extension contribution	(587,500)	(500,000)
Net cash provided by investing activities	26,320,476	132,116,922

Cash flows from financing activities:
Redemption of Class A Ordinary Shares	(26,907,976)	(132,616,922)
Proceeds from Promissory Note	651,458	—
Proceeds from affiliate Promissory Note	200,000	—
Proceeds from Promissory Note – related party	487,500	500,000
Net cash provided used in financing activities	(25,569,018)	(132,116,922)

Net change in cash	$7,518	(243,312)
Cash at beginning of period	37	244,179
Cash at end of period	$7,555	$867

Supplemental disclosure of cash flow information:
Remeasurement of redeemable Class A Ordinary Shares to redemption value	$1,246,905	$3,892,315
Promissory Note forgiveness	$—	$449,765

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2024 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested only in in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. Department of the Treasury (the “Treasury”) obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by May 8, 2025, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The amount in the Trust Account is approximately $11.62 per Public Share as of September 30, 2024. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares,” described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

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

The Company has until May 8, 2025 to complete a Business Combination (the “Combination Period”), unless being extended by the Company’s shareholder approval. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board” or “Board of Directors”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had $7,555 in its operating bank account and a working capital deficit of $4,536,096. The Company’s liquidity needs up to September 30, 2024 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available Working Capital Loan ( as defined below), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (the “Working Capital Loan”, as described in more detail in Note 5). As of September 30, 2024 and December 31, 2023, the Company had nothing outstanding under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which had been deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s extension from May 8, 2023 to May 8, 2024 (the “2023 Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of September 30, 2024 and December 31, 2023, the outstanding balance of the June 30, 2023 Promissory Note was $1,100,000 and $800,000, respectively, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets, and no interest was accrued.

If the Company is not able to consummate a Business Combination before May 8, 2025, the Company will commence an automatic winding up, dissolution and liquidation. Management has determined that automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raises substantial doubt about the Company’s ability to continue as a going concern. While Management intends to complete a Business Combination on or before May 8, 2025, it is uncertain whether the Company will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 8, 2025.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The note is non-interest bearing and is due on the earlier of consummation of the Business Combination or liquidation. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of September 30, 2024 and December 31, 2023, the Company had $1,193,961 and $542,503, respectively outstanding under the November 2023 Promissory Note included in the Working Capital Loan – related party line of the accompany condensed balance sheets.

On January 26, 2024, the Company issued an unsecured promissory note (the “January 2024 Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Scage, a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023 (the “Scage Business Combination Agreement”), for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of September 30, 2024, the Company had $200,000 outstanding under the January 2024 Promissory Note.

On May 15, 2024, the Company issued an unsecured promissory note (the “May 2024 Promissory Note”) in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s extension from May 8, 2024 to November 8, 2024 (the “May 2024 Extension”). The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of September 30, 2024 and December 31, 2023, the Company had $187,500 and $0, respectively, outstanding under the May 2024 Promissory Note, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets.

On November 11, 2024, the Company issued an unsecured promissory note (the “November 2024 Note”) in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264.60 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of November 29, 2024, the Company had deposited $43,320 (including $55.40 of applicable interest) into the Company’s Trust Account.

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

As of September 30, 2024, $1,387,500 has been deposited into the Trust Account in support of the 2023 Extension and May 2024 Extension.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. On October 13, 2024, the agreement was amended and restated to, among other things, reduce the contingent fee to 0.05%. As this amended agreement was a subsequent event and the Business Combination is not considered probable, no expense for which has been included in the unaudited condensed financial statements related to this agreement.

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

Second Amendment to the BCA

On October 31, 2024, the parties to the Business Combination Agreement entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Scage Business Combination Agreement) from October 31, 2024 to March 31, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $7,555 and $37 as of September 30, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

As of September 30, 2024 and December 31, 2023, the assets held in the Trust Account consisted of cash equivalents in the amount of $26,126,773 and $51,200,344, respectively. The Company’s portfolio of investments is comprised of cash in an interest-bearing demand deposit account and thus have a readily determinable fair value. The funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in “income on investments held in the Trust Account” in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account, and Management believes the Company is not exposed to significant risks on such account.

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

As of September 30, 2024 and December 31, 2023, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets is reconciled in the following table:

	September 30, 2024	December 31, 2023
As of beginning of the period	$51,200,344	$178,531,059
Plus:
Remeasurement of carrying value to redemption value	1,246,905	4,486,207
Extension Contributions	587,500	800,000
Less:
Redemptions of Class A Ordinary Shares subject to possible redemption	(26,907,976)	(132,616,922)
	$26,126,773	$51,200,344

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the accompanying unaudited condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Accordingly, basic and diluted income (loss) per Ordinary Share for the three months ended September 30, 2024 and September 30, 2023 is calculated as follows:

	For the three months ended September 30, 2024		For the three months ended September 30, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net (loss) income per share
Numerator:
Allocation of net (loss) income	$(32,595)	$(64,690)	$3,088	$2,981

Denominator:
Weighted-average shares outstanding	2,248,506	4,462,500	4,623,332	4,462,500
Basic and diluted net (loss) income per share	$(0.01)	$(0.01)	$0.00	$0.00

Basic and diluted income per Ordinary Share for the nine months ended September 30, 2024 and the period from September 30, 2023 is calculated as follows:

	For the nine months ended September 30, 2024		For the nine months ended September 30, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$40,509	$54,682	$1,690,569	$721,859

Denominator:
Weighted-average shares outstanding	3,305,910	4,462,500	10,451,025	4,462,500

Basic and diluted net income per share	$0.01	$0.01	$0.16	$0.16

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

Following the closing of the IPO on November 8, 2021 and subsequent exercise of the over-allotment, an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of September 30, 2024, the net proceeds deposited into the Trust Account are invested in an interest-bearing demand deposit account.

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

On May 8, 2023, the Company issued an aggregate of 4,237,499 (the “Sponsor Shares”) of the Company’s Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of shares of Class B Ordinary Shares (the “Sponsor Conversion”). Combined with the conversion of Director Shares discussed below, the Sponsor Conversion left one Class B Ordinary Share outstanding. These Sponsor Shares continue to hold the same legend as they did prior to their conversion. Accordingly, these shares are accounted for as Class A Ordinary Shares at their par value.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with a Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of September 30, 2024 and December 31, 2023, the balance outstanding on the June 2023 Promissory Note was $1,100,000 and $800,000, respectively.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of September 30, 2024 and December 31, 2023, $1,193,961 and $542,503, respectively, was outstanding under the November 2023 Promissory Note.

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024 . As of September 30, 2024 and December 31, 2023, the balance outstanding on the May 2024 Promissory Note was $187,500 and $0, respectively.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264.60 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of November 29, 2024, the Company had deposited $43,320 (including $55.40 of applicable interest) into the Company’s Trust Account.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. As of September 30, 2024, the Company has accrued $83,600 under the agreement in Due to related party and expensed $9,000 and $27,000 in Operating, general and administrative expenses for the three and nine month periods then ended. As of December 31, 2023, the Company had accrued $56,600 under the agreement in Due to related party.

NOTE 6 —PROMISSORY NOTE

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of September 30, 2024, $200,000 was outstanding under the January 2024 Promissory Note.

NOTE 7 —INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2024, investments in the Company’s Trust Account consisted of $26,126,773 in an interest-bearing demand deposit account.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. On October 13, 2024, the agreement was amended and restated to, among other things, reduce the contingent fee to 0.05%. As this amended agreement was a subsequent event and the Business Combination is not considered probable, no expense for which has been included in the unaudited condensed financial statements related to this agreement.

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. As of September 30, 2024, the Company has incurred and paid roughly $20,000 related to this agreement. An additional $90,000 could be earned by the legal firm as outlined in the contractual milestones. The remaining milestones are not yet considered probable and as such have not been accrued for.

NOTE 9 – SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 4,462,499 shares of Class A Ordinary Shares issued and outstanding (excluding 2,248,506 and 4,623,332 shares subject to possible redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there was one Class B Ordinary Shares issued and outstanding.

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

On October 31, 2024, the parties to the Business Combination Agreement entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Business Combination Agreement) from October 31, 2024 to March 31, 2025.

On October 13, 2024, the Company’s third-party agreement with 3A Partners Limited, initially entered into on August 29, 2023, was amended and restated to, among other things, reduce the contingent fee to 0.05%.

On November 8, 2024, the Company received written notice (the “Notice Letter”) from the Nasdaq Hearings Panel (the “Hearing Panel”) indicating that the Hearing Panel had determined to delist its securities from The Nasdaq Stock Market LLC (“Nasdaq”) and that trading in the Company’s securities would be suspended at the open of trading on November 12, 2024 due to its failure to satisfy the terms of the Hearing Panel’s July 3, 2024 decision (the “Decision”). Pursuant to the terms of the Decision, amongst other things, the Company was required to close its initial business combination (the “Business Combination”) with an operating entity and the combined entity was required to evidence compliance with the criteria for initial listing on Nasdaq, including the applicable holders requirement, by November 4, 2024. On November 6, 2024, the Company notified the Hearing Panel that it would not be able to close its Business Combination by the Hearing Panel’s November 4, 2024 deadline. Accordingly, the Hearing Panel has determined to delist the Company’s securities from Nasdaq as set forth in the Notice Letter. Following suspension of trading on Nasdaq, the Company’s units, Class A ordinary shares and warrants are eligible to trade on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

On November 5, 2024, the Company announced that it has agreed to waive its right to withdraw $50,000 out of up to $100,000 of interest accrued on the Company’s trust account to pay dissolution expenses, should the Company ultimately liquidate prior to an initial business combination (the “Dissolution Expense Waiver”). As a result, the Company will not withdraw up to $50,000 out of up to $100,000 of interest, as permitted by its amended and restated memorandum and articles of association, for such dissolution expenses upon liquidation. If the Extension is approved by shareholders and implemented by the Company, only up to $50,000 of interest, to the extent accrued, will be released to the Company to pay dissolution expenses, and the balance of any interest then-accrued will be held in the trust account and will be released to public shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of our amended and restated memorandum and articles of association, as amended, (ii) the completion of the Company’s initial business combination and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete its initial business combination by May 8, 2025 or such earlier date as determined by the Company’s board of directors.

On November 6, 2024, the Company held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend its Amended and Restated Memorandum to approve an extension of its termination date from November 8, 2024 to May 8, 2025 (the “November 2024 Extension”). Shareholders holding 1,383,214 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $16.16 million (approximately $11.68 per share) was removed from the Trust Account to pay such holders.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264.60 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of November 29, 2024, the Company had deposited $43,320 (including $55.40 of applicable interest) into the Company’s Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Initial Public Offering

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

The SEC has adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to complete our initial Business Combination and may increase the costs and time related thereto.

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

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024.

As of September 30, 2024, $1,387,500 has been deposited into the Trust Account in support of the 2023 Extension and the May 2024 Extension.

2024 Extensions of Our Combination Period

November 2024 Extension

On November 6, 2024, we held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend our Amended and Restated Memorandum to approve an extension of the Company’s termination date from November 8, 2024 to May 8, 2025 (the “November 2024 Extension”). Shareholders holding 1,383,214 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $16.16 million (approximately $11.68 per share) was removed from the Trust Account to pay such holders.

On November 11, 2024, we issued a promissory note (the “November 2024 Note”) in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. We will deposit $43,264.60 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on November 8, 2024 and ending on the 7th day of each subsequent month) until May 8, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $259,588. As of November 29, 2024, the Company had deposited $43,320 (including $55.40 of applicable interest) into the Company’s Trust Account.

May 2024 Extension

On May 2, 2024, we held an extraordinary general meeting of shareholders in lieu of an annual general meeting (the “May 2024 EGM”) to amend our Amended and Restated Memorandum to approve the May 2024 Extension.

Shareholders holding 2,374,826 Class A Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account. These shares were redeemed for approximately $11.33 per share for a total redemption value paid from the Trust Account of approximately $26,907,976.

In connection with the May 2024 EGM, Sunorange agreed to contribute to us loans of the lesser of (i) $37,500 or (ii) $0.025 for each Public Share that is not redeemed for each calendar month (commencing on May 8, 2024 and ending on the 8th day of each subsequent month), or portion thereof, that was needed by us to complete an initial Business Combination until November 8, 2024.

On May 15, 2024, we issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which should be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of September 30, 2024, an aggregate of $1,387,500 was deposited into the Trust Account to support the 2023 Extension and May 2024 Extension on behalf of the Company. As of September 30, 2024 and October 15, 2024, the outstanding balance of the May 2024 Promissory Note was $187,500 and $225,000, respectively, and no interest was accrued.

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

In connection with the 2023 EGM and pursuant to the Investment Agreement, Sunorange agreed to contribute to us loans of the lesser of (i) $100,000 or (ii) $0.033 for each Public Share that is not redeemed for each calendar month (commencing on May 8, 2023 and ending on the 8th day of each subsequent month), or portion thereof, that was needed by us to complete an initial Business Combination until May 8, 2024.

On June 2, 2023, we issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023 and September 30, 2024, the outstanding balance of the June 2023 Promissory Note was $800,000 and $1,100,000, respectively, and no interest was accrued.

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

On October 31, 2024, the parties to the Scage Business Combination Agreement entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”) to further extend the Outside Date from October 31, 2024 to March 31, 2025.

For a full description of the Scage Business Combination Agreement and the proposed Scage Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

Nasdaq Delisting

On May 6, 2024, we received a notice from the Staff of Nasdaq notifying us that since we were first notified on October 9, 2023, we had not regained compliance with Minimum Public Holders Requirement by the end of the 180-day extension period ended April 8, 2024. On May 13, 2024, we requested a hearing before the Hearing Panel to appeal the determination, and the hearing was held on June 25, 2024.

On July 3, 2024, we received written notice (the “July 2024 Decision”) from Nasdaq indicating that the Hearing Panel had granted our request for continued listing on Nasdaq, subject to us completing a Business Combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable Minimum Public Holders Requirement, by November 4, 2024.

On November 8, 2024, we received written notice from the Hearing Panel indicating that the Hearing Panel had determined to delist our securities from the Nasdaq and that trading in the Company’s securities would be suspended at the open of trading on November 12, 2024 due to its failure to satisfy the terms of the Hearing Panel’s July 2024 Decision. Since such time, our securities have been quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

Results of Operations

As of September 30, 2024, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through September 30, 2024, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2023.

For the three months ended September 30, 2024, we had a net loss of $97,285 consisting of $375,172 in operating, general and administrative expenses offset by $277,887 in interest gained on the bank account and the investment held in Trust Account. For the nine months ended September 30, 2024, we had net income of $95,191, consisting of $1,247,329 in interest gained on the bank account and the investment held in Trust Account offset by $1,152,138 in operating, general and administrative expenses.

For the three months ended September 30, 2023, we had net income of $6,069, consisting of $641,632 in interest gained on the bank account and the investment held in Trust Account offset by $635,563 in formation, general and administrative expenses. For the nine months ended September 30, 2023, we had net income of $2,412,428, consisting of $3,894,122 in interest gained on the bank account and the investment held in Trust Account offset by $1,481,694 in formation, general and administrative expenses.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had cash outside our Trust Account of $7,555 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the nine months ended September 30, 2024, we used $743,940 in operating activities, which was largely driven by $1,246,905 in interest earned on our investments held in the Trust Account offset by $95,191 in net income and a $407,774 change in operating assets and liabilities.

For the nine months ended September 30, 2024, we were provided $26,320,476 in our investing activities, which was driven by $26,907,976 in shareholder redemptions offset by $587,500 in extension contributions.

For the nine months ended September 30, 2024, we used $25,569,018 in our financing activities, which was the largely the result of $26,907,976 paid out in redemptions to shareholders offset by $1,338,958 in proceeds from our promissory notes.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2024, $26,126,773 of the Initial Public Offering proceeds as well as interest earned thereon were held in the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under the Working Capital Loan.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued the November 2023 Promissory Note in the principal amount of up to $1,500,000 to Sunorange. The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of September 30, 2024 and December 31, 2023, we had $1,193,961 and $542,503, respectively, outstanding under the November 2023 Promissory Note.

On January 26, 2024, we issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage, for the Company’s working capital needs, including but not limited to any payment obligations to support the 2023 Extension. The note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of September 30, 2024, we had $200,000 outstanding under the January 2024 Promissory Note.

On May 15, 2024, the Company issued an unsecured promissory note (the “May 2024 Promissory Note”) in the aggregate principal amount of up to $225,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve an extension of the Company’s termination date from May 8, 2024 to November 8, 2024 (the “May 2024 Extension”). The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of September 30, 2024 and December 31, 2023, the Company had $187,500 and $0, respectively, outstanding under the May 2024 Promissory Note, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264.60 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of November 29, 2024, the Company had deposited $43,320 (including $55.40 of applicable interest) into the Company’s Trust Account.

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

As approved by the shareholders at the November 2024 EGM, we have until May 8, 2025 to complete a Business Combination.

If we are not able to consummate a Business Combination before May 8, 2025 (unless such date being extended further by our shareholder approval), we will commence an automatic winding up, dissolution and liquidation. Our Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. While Management intends to complete a Business Combination on or before May 8, 2025, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 8, 2025.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2024, we did not have any long-term debt, capital or operating lease obligations.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. On October 13, 2024, the agreement was amended and restated to, among other things, reduce the contingent fee to 0.05%. As this amended agreement was a subsequent event and the Business Combination is not considered probable, no expense for which has been included in the unaudited condensed financial statements related to this agreement.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2024, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2023 Annual Report and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, March 31, 2024, and June 30, 2024, as filed with the SEC on May 22, 2023, November 6, 2023, December 14, 2023, May 20, 2024, and August 19, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Registration Statement on Form F-4 which was filed with the SEC in connection with the Scage Business Combination on October 31, 2024.

Since we did not consummated our initial Business Combination by November 3, 2024, our securities have been suspended from trading on Nasdaq and delisted. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

On October 9, 2023, we received a deficiency notice from the Staff of Nasdaq notifying us that we no longer meet the minimum 400 total holders requirement for The Nasdaq Global Market pursuant to Listing Rule 5450(a)(2) (the “Minimum Total Holders Requirement”). The notification received had no immediate effect on our Nasdaq listing. On November 24, 2023, we submitted to Nasdaq a plan to regain compliance with the Minimum Total Holders Requirement.

On January 22, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”), because we did not hold an annual meeting of shareholders within twelve months of our fiscal year ended December 31, 2022. The notification received had no immediate effect on our Nasdaq listing. On March 7, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Meeting Requirement. On May 2, 2024, we had an extraordinary general meeting of shareholders in lieu of an annual general meeting, which satisfied such Annual Meeting Requirement.

On May 6, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that since it was first notified on October 9, 2023, we had not regained compliance with the Minimum Total Holders Requirement by the end of the 180-day extension period ended April 8, 2024. On May 13, 2024, the Company requested a hearing to appeal the determination, and the hearing was held on June 25, 2024.

On July 3, 2024, we received written notice (the “July 2024 Decision”) from Nasdaq indicating that the Hearing Panel had granted our request for continued listing on Nasdaq, subject to the Company completing a business combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable holders requirement, by November 4, 2024.

On November 8, 2024, we received written notice from the Hearings Panel indicating that the Hearing Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended (the “Trading Suspension”) at the open of trading on November 12, 2024 due to the Company’s failure to satisfy the terms of the Hearing Panel’s July 2024 Decision. Since such time, our securities have been quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

Additionally, our IPO Registration Statement was declared effective by the SEC on November 3, 2021. Pursuant to our Amended and Restated Charter, we have until May 8, 2025 (or such shorter period of time as determined by our Board) to consummate our initial Business Combination. However, Nasdaq’s rules currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will be subject to a suspension of trading and delisting from Nasdaq.

Under the previous Nasdaq rule, a SPAC that was not in compliance with the 36-Month Requirement could request a hearing before the Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “New Nasdaq Rules”), which includes removing the stay relating to the 36-Month Requirement Under the New Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading through the pendency of the Hearing Panel’s review. In addition, the scope of the Hearing Panel’s review is limited, as the Hearing Panel may only reverse a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) where it determines that the Staff Delisting Determination was made in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearing Panel is no longer able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearing Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company will be apply to list its securities on Nasdaq pursuant to the normal application review process.

We have not yet received a delisting notice due to failure to meet the 36-Month Requirement. Even if the Trading Suspension is lifted due to a review process, we would still be subject to delisting under the 36-Month Requirement, as more than 36 months have passed from the date of the IPO Prospectus. If we are delisted due to the 36-Month Requirement, Nasdaq may only reverse the determination to delist our securities if it finds that it made a factual error when applying the new framework.

Accordingly, since we did not consummate our initial Business Combination on or prior to November 3, 2024, we will not be in compliance with the New Nasdaq Rules, and our securities will be delisted. If Nasdaq were to delist our securities, our securities will continue to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares are “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, since we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

In connection with the (i) 2023 EGM, 12,626,668 Public Shares were redeemed at a price per Public Share of approximately $10.50; (ii) May 2024 EGM, 2,374,826 Public Shares were redeemed at a price per Public Share of approximately $11.33; and (iii) November 2024 EGM, 1,383,214 Public Shares were redeemed at a price per Public Share of approximately $11.68; thereby reducing the number of outstanding Public Shares, as of November 6, 2024, to 865,292, and reducing the total amount held in the Trust Account to approximately $10.11 million.

Due to the high rates of redemptions of Public Shares in connection with shareholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post- Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsors or our other shareholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Shareholders may only receive approximately $11.68 per Public Share on the liquidation of our Trust Account, as of November 6, 2024, and our warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $11.68 per share on the redemption of their Public Shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2024, we held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend our Amended and Restated Memorandum to approve an extension of the Company’s termination date from November 8, 2024 to May 8, 2025 (the “November 2024 Extension”). Shareholders holding 1,383,214 shares of the Company’s Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $16.16 million (approximately $11.68 per share) was removed from the Trust Account to pay such holders.

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period Cover ed by the Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Second Amendment to Business Combination Agreement, dated as of October 31, 2024, by and among Finnovate Acquisition Corp., Scage Future, Hero 1, Hero 2 and Scage International Limited. (1)
3.1	Third Amendment to the Amended and Restated Memorandum and Articles of Association (2)
10.1	Promissory Note, dated November 11, 2024, issued to Finnovate Sponsor, L.P. (3)
10.2*	Amended and Restated Finders Agreement, dated as of October 13, 2024, by and between Finnovate Acquisition Corp. and 3A Partners Limited.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024.
(2)	Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with SEC on November 12, 2024.
(3)	Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINNOVATE ACQUISITION CORPORATION

SIGNATURE	TITLE	DATE

/s/ Calvin Kung	Chairman and Chief Executive Officer	December 10, 2024
Calvin Kung	(Principal Executive Officer)

/s/ Wang Chiu (Tommy) Wong	Chief Financial Officer	December 10, 2024
Wang Chiu (Tommy) Wong	(Principal Financial and Accounting Officer)

