Form 10-K
period 2024-12-31
Finnovate Acquisition Corp.
filed 2025-06-05
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2024, as reported on the Nasdaq Stock Market LLC was approximately $9,812,411.

As of June 5, 2025, 4,584,957 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant were issued and outstanding.

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

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 EGM” are to our extraordinary general meeting of shareholders held on May 8, 2023;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“2025 Proxy Statement” are to the definitive proxy we filed with the SEC on April 21, 2025, as may be amended, for the extraordinary general meeting of shareholders at which we obtained approval from shareholders to extend the Combination Period to November 8, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated November 8, 2021 which we entered into with our Sponsor;

●	“Amended and Restated Memorandum” are to our Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to the 48-month period, from the closing of the Initial Public Offering to November 8, 2025 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Memorandum and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to Finnovate Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters in our Initial Public Offering;

●	“EBC Founder Shares” are to the 150,000 Class A Ordinary Shares that we have issued to EarlyBirdCapital and its designees in a private placement prior to our Initial Public Offering;

●	“Equity-Linked Securities” are to any securities of our Company that are convertible into or exchangeable or exercisable for, Class A Ordinary Shares of our Company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act;

●	“2023 Extension” are to the extension of the date by which we must consummate our initial Business Combination from May 8, 2023 to May 8, 2024, as approved by our shareholders at the 2023 EGM;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Merger” are to the merger whereby the First Merger Sub (as defined below) will merge with merge with and into Scage, with Scage surviving as a wholly-owned subsidiary of Pubco (as defined below) and Scage’s outstanding securities being converted into the right to receive securities of Pubco;

●	“First Merger Sub” are to Hero 1, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Founder Shares” are to the 4,312,500 Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering (of which 75,000 shares were transferred to our independent directors at the time) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Ordinary Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 8, 2021;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Insider Securities” are to 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants (as defined below) acquired by Sunorange (as defined below) pursuant to the Sunorange Investment (as defined below);

●	“Investment Agreement” are to the agreement entered into between us, the Sponsor, and Sunorange on April 27, 2023;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-260261);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Insider Letter” are to the letter agreement entered into between us and our Initial Shareholders, prior directors and officers on November 8, 2021, and subsequently entered into by New Management (as defined below) through a joinder on June 2, 2023;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Mergers” are to the First Merger and the Second Merger (as defined below), together;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“New Management” are to Calvin Kung, who replaced David Gershom as Chairman of the Board and Chief Executive Officer, and Wang Chiu (Tommy) Wong, who replaced Ron Golan as Chief Financial Officer and director on the Board;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and EarlyBirdCapital in the Private Placement (including warrants that were issued as a result of the over-allotment option being exercised in full), as well as any warrants that may be issued upon conversion of Working Capital Loans (as defined below)

●	“Pubco” are to Scage Future, a Cayman Islands exempted company;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated November 8, 2021, which we entered into with our Sponsor and the holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024;

●	“Rule” are to Rule 10D-1 under the Exchange Act;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“Scage” are to Scage International Limited, a Cayman Islands exempted company;

●	“Scage Business Combination” are to the Mergers together with the other transactions contemplated by the Scage Business Combination Agreement (as defined below);

●	“Scage Business Combination Agreement” are to the Business Combination Agreement we entered into on August 21, 2023, as amended on June 18, 2024, October 31, 2024 and April 2, 2025, with Pubco, First Merger Sub, Second Marger Sub and Scage;

●	“Scage Registration Statement” are to the Registration Statement on Form F-4 in connection with the Scage Business Combination, as amended, which was initially filed with the SEC on August 7, 2024 and was declared effective by the SEC on December 27, 2024;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Merger” are to the merger whereby, immediately following the First Merger, the Second Merger Sub will merge with and into our Company;

●	“Second Merger Sub” are to Hero 2, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Finnovate Sponsor L.P., a Delaware limited partnership;

●	“Sunorange” are to Sunorange Limited, the general partner of the Sponsor;

●	“Sunorange Investment” are to Sunorange’s acquisition of Insider Securities, the change to New Management, and the other transactions contemplated by the Investment Agreement;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $175,950,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated November 8, 2021, which we entered into with Continental, as trustee of the Trust Account, as amended;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and three-quarters of one Public Warrant;

●	“Waiting Period” are to the applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, after which Mitch Garver’s, Gustavo Schwed’s and Nadav Zohar’s resignations as directors of the Board became effective;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, Initial Shareholders, or an affiliate of the Sponsor, up to $1,500,000 of which may be converted into warrants at a price of $1.00 per Warrant, at the option of the lender; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

PART I

Item 1. Business.

General

We are a blank check company incorporated on March 15, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial Business Combination.

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

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Calvin Kung, our Chief Executive Officer, and Wang Chiu (Tommy) Wong, our Chief Financial Officer. We must complete our initial Business Combination by November 8, 2025 (unless being extended by shareholders’ approval). If our initial Business Combination is not consummated by such date, then our existence will terminate, and we will distribute all amounts in the Trust Account.

Sunorange Investment

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees acquired partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain of our directors, which combined interests entitled Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants, and we introduced a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, effective upon expiration of the Waiting Period and whose vacancies were filled by New Management.

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved certain proposals at an extraordinary general meeting of shareholders held on May 8, 2023 (the “2023 EGM”), and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the 2023 Extension was approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the 2023 Extension. Sunorange agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through December 31, 2024, $1,200,000 has been deposited into the Trust Account in support of the 2023 Extension. As of December 31, 2024, we had $1,100,000 outstanding borrowings under the 2023 Extension.

2023 Extension of the Combination Period

We initially had until May 8, 2023, 18 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On May 8, 2023, we held an extraordinary general meeting of shareholders (“2023 EGM”) at which our shareholders approved, among other things, amendments to such articles to (i) extend the date by which we must consummate our initial business combination from May 8, 2023 to May 8, 2024 (the “2023 Extension”) and (ii) entitled holders of Class B ordinary shares to convert such shares into Class A ordinary shares prior to the closing of our initial business combination at the election of the holder (the “Conversion Amendment Proposal”). In connection with the vote to approve the 2023 Extension, the holders of 12,626,668 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $132.6 million. The redemptions were effected on May 18, 2023 (the “2023 Redemptions”).

Founder Share Conversion

On May 8, 2023, following the approval of the Conversion Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 4,312,499 Class A Ordinary Shares to the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares (the “Founder Share Conversion”). The 4,312,499 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A Ordinary Shares for cash, securities or other property.

2024 Extensions of our Combination Period

On May 2, 2024, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “May 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2024 to November 8, 2024 (the “Second Extension Amendment”). Shareholders holding 2,374,826 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2024 Redemptions”). These shares were redeemed for approximately $11.33 per share for a total redemption value paid from the Trust Account of approximately $26,907,976. On May 15, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $225,000 (the “May 2024 Note”) to the Sponsor, which will be deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $37,500 per month until the completion of our initial business combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. As of December 31, 2024, the Sponsor had deposited an aggregate of $225,000 into the Trust Account to support the Second Extension Amendment on behalf of the Company.

On November 6, 2024, we held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from November 8, 2024 to May 8, 2025 (the “Third Extension Amendment”). Shareholders holding 1,383,214 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “November 2024 Redemptions”). These shares were redeemed for approximately $11.68 per share for a total redemption value paid from the Trust Account of approximately $16.16 million. On November 11, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $259,588 (the “November 2024 Note”) to the Sponsor, which will be deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Third Extension Amendment. The Sponsor agreed to pay $43,264 per month until the completion of our initial business combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. We also agreed to waive our right to withdraw $50,000 out of $100,000 of interest accrued on the Trust Account to pay dissolution expenses. As of June 5, 2025, the Sponsor had deposited an aggregate of $260,554 (including accrued interest) into the Trust Account to support the Third Extension Amendment on behalf of the Company.

On May 6, 2025, we held an extraordinary general meeting of shareholders (the “May 2025 EGM”) to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2025 to November 8, 2025 (the “Fourth Extension Amendment”). Shareholders holding 742,834 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2025 Redemption”). These shares were redeemed for approximately $12.18 per share for a total redemption value paid from the Trust Account of approximately $9.0 million.

Following the Founder Share Conversion, the 2023 Redemptions, May 2024 Redemptions, November 2024 Redemptions and May 2025 Redemption, there were 4,584,957 Class A ordinary shares and one Class B ordinary share issued and outstanding.

We may seek to further extend the Combination Period consistent with applicable laws and regulations by amending the Amended and Restated Memorandum. Our shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on the approval of such amendment. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

Sponsor Distribution

On January 3, 2025, the Sponsor consummated a distribution of its assets in accordance with its governing documents, which included the distribution of 4,237,499 Class A ordinary shares and one (1) Class B ordinary share and 8,243,038 private placement warrants then held by the Sponsor to its constituent members (the “Sponsor Distribution”). Following the Sponsor Distribution, the Sponsor no longer holds any securities of the Company. In the Sponsor Distribution, Mr. Calvin Kung, the Chief Executive Officer and Director of the Company, received 25,000 Class A Ordinary Shares. Mr. Wang Chiu (Tommy) Wong, the Chief Financial Officer and Director of the Company, received 226,153 Class A Ordinary Shares, of which 15,000 Class A Ordinary Shares were distributed to Mr. Wong in his personal capacity and 211,153 Class A Ordinary Shares were distributed to Sun Tone Limited, for which Mr. Wong is the sole owner and director. Mr. Wong also received 464,964 private placement warrants through Sun Tone Limited. While the recipients of the Company’s securities in the Sponsor Distribution agreed to remain subject to the lock-up restrictions, distributees who are not affiliates of the Company were not required to vote their shares in favor of the Company’s initial business combination, and a portion of the distributed shares may be released from such lock-up restrictions prior to the initial business combination in connection with applicable stock exchange listing requirements.

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

On August 21, 2023, we entered into a Business Combination Agreement, as amended on June 18, 2024, October 31, 2024 and April 2, 2025 (the “Business Combination Agreement”) with Scage Future, an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), Hero 1, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”), Hero 2, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub”), and Scage International Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Scage”). For more information about the business combination with Scage, see the Registration Statement on Form F-4, as amended, which was initially filed with the SEC on August 7, 2024 and was declared effective by the SEC on December 27, 2024.

Consideration

Under the Scage Business Combination Agreement, the Aggregate Merger Consideration Amount (as defined below) to be paid to our shareholders is $800,000,000, subject to adjustment for net debt, and will be paid entirely in newly issued ordinary shares of Pubco, with each share valued at the Per Share Price (as defined below).

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

For the purposes of the Scage Business Combination Agreement, the following terms shall have the meanings set forth below:

“Aggregate Merger Consideration Amount” means (a) Eight Hundred Million U.S. Dollars ($800,000,000) minus (b) if Closing Net Debt is a positive number, the amount of Closing Net Debt, plus (c) if Closing Net Debt is a negative number, the absolute value of the amount of Closing Net Debt.

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

Covenants of the Parties

Each party agreed in the Scage Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Scage Business Combination Agreement contains certain customary covenants by each of the parties during the period between the signing of the Scage Business Combination Agreement and the earlier of the Closing or the termination of the Scage Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements of Target Companies; (4) our public filings; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts to cause Pubco to maintain its status as a “foreign private issuer” under Rule 3b-4 of the Exchange Act; (9) further assurances; (10) public announcements; (11) confidentiality; (12) indemnification of directors and officers and tail insurance; (13) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Business Combination and (16) use of Trust Account proceeds. Scage agreed to use commercially reasonable efforts to consummate the Reorganization by September 30, 2023. Scage agreed to deliver the audited financial statements of Scage for the fiscal years ended June 30, 2022 and June 30, 2023 to us by September 30, 2023. Scage agreed to cause its subsidiaries to use commercially reasonable efforts to ensure the sustainability of the collaboration with its cooperative manufacturers for its new energy road vehicles and off-road vehicles manufacturing and enter into definitive contracts with its cooperative manufacturers as soon as practicable. Pubco shall be responsible for paying the SPAC transaction expenses in an amount up to $9,000,000, subject to certain exclusions, if the Closing Date occurs prior to July 31, 2025. Scage also agreed to cause all of the Scage shareholders to each enter into a lock-up agreement.

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

Termination

The Scage Business Combination Agreement may be terminated at any time prior to the Closing by either us or Scage if the Closing does not occur by July 31, 2025, or such other date as may be extended pursuant to the Scage Business Combination Agreement.

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

Amendments to Business Combination Agreement

On June 18, 2024, the parties to the Business Combination Agreement entered into the First Amendment to Business Combination Agreement. The amendment provides for, among other things, the:

●	reduction of the aggregate consideration to the shareholders of Scage International from $1,000,000,000 to $800,000,000;

●	correction of a scrivener’s error to clarify that Scage International is not an investment company;

●	the establishment of the ADS Facility by PubCo so that each of the ordinary shares to be issued by PubCo pursuant to the Business Combination Agreement may be represented by PubCo ADSs;

●	extension of the deadline for the Reorganization (as defined in the Business Combination Agreement) from September 30, 2023 to July 20, 2024; and

●	extend the Outside Date (as defined in the Business Combination Agreement) from February 29, 2024 to October 31, 2024.

On October 31, 2024, the parties to the Business Combination Agreement entered into the Second Amendment to Business Combination Agreement, which extends the Outside Date (as defined in the Business Combination Agreement) from October 31, 2024 to March 31, 2025.

On April 2, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement, which extends the Outside Date (as defined in the Business Combination Agreement) from March 31, 2025 to July 31, 2025.

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

Insider Letter Amendment

Simultaneously with the execution of the Scage Business Combination Agreement, our Company, Scage, the Sponsor, Pubco, Calvin Kung, Wang Chiu Wong, Chunyi Hao, Tiemei Li, and Sanjay Prasad entered into an amendment (the “Insider Letter Amendment”) to the Insider Letter, by and among our Company, the Sponsor and the Initial Shareholders named therein, pursuant to which Pubco and Scage are added as parties to the Insider Letter.

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

Scage Business Combination Meeting

On March 28, 2025, we held an extraordinary general meeting of shareholders to approve, among other things, the Scage Business Combination (the “Scage Business Combination Meeting”), at which the business combination proposal, among other proposals, was approved by Finnovate shareholders. Shareholders holding 856,543 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account and the final redemption price for the Business Combination Meeting will be calculated as of two business days prior to the consummation of the Business Combination. Such payment to the redeemed shareholders of Finnovate in connection with the Business Combination Meeting will only be made if and when the Business Combination is consummated. The closing of the Business Combination is subject to the fulfillment of various closing conditions, including but not limited to applicable exchange listing approvals.

Other than as specifically discussed, this Report does not assume the Closing of the Scage Business Combination.

Our Acquisition Process

Our selection process has resulted in us pursuing the Business Combination with Scage. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure our shareholders that this assessment will result in our identifying all risks that such target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact such target business.

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

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Scage was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

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

Financial Position

With funds available in our Trust Account in an amount of approximately $10,208,877 (approximately $11.80 per share) as of December 31, 2024 before additional fees and expenses associated with our initial Business Combination, we offer a target business, such as Scage, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance that it will be available to us.

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

Redemption Rights

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

Our Sponsor, Initial Shareholders and our officers and directors do not have redemption rights with respect to any Ordinary Shares owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in our Initial Public Offering or in the aftermarket. Additionally, the holders of the EBC Founder Shares do not have redemption rights with respect to the EBC Founder Shares.

We may require Public Shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to tender their shares prior to the consummation of the proposed Business Combination and the proposed Business Combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed Business Combination, such as the Scage Registration Statement, will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the Business Combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any demand for redemption, once made, may be withdrawn at any time until the deadline for exercising redemption requests and thereafter, with the Company’s consent, until the consummation of the Business Combination, or such other date as determined by the Company’s Board. If you delivered your shares for redemption to the Company’s transfer agent and decided within the required timeframe not to exercise your redemption rights, you may request that the Company’s transfer agent return the shares (physically or electronically).

In connection with the Scage Business Combination, Public Shareholders have submitted an aggregate of 766,207 shares for redemption.

If the Initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to convert their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by Public Shareholders.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We currently have until the end of our Combination Period to complete our Initial Business Combination (with such Combination Period ending on November 8, 2025 currently).   If we are unable to complete our initial Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including accrued interest (less up to $50,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within such Combination Period. Our Initial Shareholders and directors, officers, and Sponsor have entered into an Insider Letter with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founders Shares if we fail to complete our initial Business Combination within the Combination Period. However, if our Initial Shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within such Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to the Insider Letter with us, and EarlyBirdCapital has agreed, pursuant to the underwriting agreement relating to our Initial Public Offering, that they will not propose or vote in favor of any amendment to our Amended and Restated Memorandum (A) that would affect our Public Shareholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $769 held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.79 as of December 31, 2024. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $11.79. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to $769 from the funds held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Amended and Restated Memorandum and Articles of Association

Our Amended and Restated Memorandum contains certain requirements and restrictions relating to the Initial Public Offering that will apply to us until the completion of our initial Business Combination. Our Amended and Restated Memorandum will contain a provision which provides that, if we seek to amend our Amended and Restated Memorandum (A) that would affect our Public Shareholders’ ability to convert or sell their shares to us in connection with a Business Combination as described herein or to modify the substance or timing of our obligation to redeem our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, we will provide Public Shareholders with the opportunity to redeem their Public Shares in connection with any such amendment. Specifically, our Amended and Restated Memorandum provide, among other things, that: prior to the completion of our initial Business Combination, we shall either (1) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which Public Shareholders may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination, or (2) provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination by means of a tender offer (and thereby avoid the need for a shareholder vote), for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our initial Business Combination, including accrued interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein:

●	we will consummate our initial Business Combination only if we seek shareholder approval, a majority of the issued and outstanding Ordinary Shares voted are voted in favor of the Business Combination;

●	if our initial Business Combination is not consummated within the Combination Period, then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Amended and Restated Memorandum to (x) extend the time we have to consummate a Business Combination beyond the Combination Period or (y) amend the foregoing provisions.

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

Facilities

We currently maintain our executive offices at 265 Franklin Street, Suite 1702, Boston, MA 02110. In addition, we have entered into an Administrative Services Agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in an amount of $3,000 per month, which agreement was terminated as of October 1, 2024.

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

We have evaluated our internal control procedures for the fiscal year ending December 31, 2024, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early-stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Scage Business Combination, within the Combination Period;

●	our expectations around the performance of a prospective target business or businesses, such as Scage, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Scage Business Combination;

●	our officers and directors may have difficulty allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of Public Shareholders requesting redemption;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our shareholders may not be given the opportunity to choose the initial Business Combination target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not continue and our shareholders may have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the Scage Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the underwriters of the Initial Public Offering or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters of the Initial Public Offering are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Scage, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	some of our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than approximately $11.79 per share (as of December 31, 2024);

●	If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $11.79 per share (as of December 31, 2024), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States (“CFIUS”). Of the approximately 98% of interests in the Sponsor owned by non-U.S. persons, approximately 58% are owned by persons in Hong Kong S.A.R., 16% are owned by persons in Israel, 12% are owned by persons in Malaysia and 12% are owned by persons in China. Accordingly, CFIUS may consider us to be a “foreign person”;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	if our initial Business Combination involves a company (other than Scage) organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	since we did not consummate our initial Business Combination by November 3, 2024, our securities have been suspended from trading on Nasdaq and delisted. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination;

●	there can be no assurance that we will be successful in listing Pubco’s securities on Nasdaq. If Nasdaq does not approve the listing of Pubco’s securities, the Scage Business Combination may not occur, or may occur on different terms, Scage may either remain a private company or may trade on the over-the-counter markets instead of Nasdaq, and Scage may not be able to meet its anticipated financing needs in the near future;

●	our Public Shareholders’ exercise of redemption rights with respect to a large number of Public Shares may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 1, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Shareholders would receive upon any redemption or our liquidation;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

The share price of the post-Business Combination company may be less than the Redemption Price of our Public Shares.

Each Unit sold in our Initial Public Offering at an offering price of $10.00 per Unit consisted of one Public Share and three-quarters of one Public Warrant. Of the proceeds we received from the Initial Public Offering and the Private Placement, $175,950,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $11.79 per Public Share as of December 31, 2024 (before taxes payable, if any), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, such as the Scage Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that Business Combination agreement. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post- Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post- Business Combination company to decline.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the fiscal years ended 2023 and 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, September 30, 2023, March 30, 2024, June 30, 2024 and September 30, 2024, as filed with the SEC on August 15, 2022, November 10, 2022, May 22, 2023, November 6, 2023, December 14, 2023, May 20, 2024, August 19, 2024 and December 10, 2024, respectively, and (iv) 2025 Proxy Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Scage Registration Statement once filed.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

Although as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any material cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Scage, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties

Our executive office is located at 265 Franklin Street, Suite 1702, Boston, MA, and our telephone number is (424) 253-0908. The cost for our use of this space is included in the $3,000 per month fee we pay to our Sponsor or to an affiliate of our Sponsor for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement, which was terminated as of October 1, 2024.

Item 3. Legal Proceedings

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the OTC Markets under the symbols “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

(b)	Holders

On June 5, 2025, there was one holder of record of our Units, 37 holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Share and 22 holders of record of our Warrants (on a stand-alone basis, apart from our Units).

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

None.

(g)	Use of Proceeds from the Initial Public Offering

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

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 6, 2024, we held the November 2024 EGM and our shareholders approved, among other things, the Third Extension Amendment which extended the date by which we must consummate a business combination from November 8, 2024 to May 8, 2025 (or such earlier date as determined by the Board). In connection with the Third Extension Amendment, shareholders holding 1,383,214 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid approximately $16.16 million, or approximately $11.68 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2024	—	—	—	—

November 1 – November 30, 2024	1,383,214	$11.68	—	—

December 1 – December 31, 2024	—	—	—	—

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

Sunorange Investment

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain of our directors, which combined interests will entitle Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants, and we shall introduce a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, effective upon expiration of the Waiting Period and whose vacancies were filled by New Management.

On May 8, 2023, we completed the closing of the Sunorange Investment after our shareholders approved of certain proposals at the 2023 EGM, and after certain closing conditions were met, including but not limited to: (i) a minimum of $30 million remaining in the Trust Account after accounting for all redemptions in connection with the 2023 EGM; (ii) us obtaining or extending a directors and officers insurance policy on terms satisfactory to the parties; (iii) the conversion of Class B Ordinary Shares into Class A Ordinary Shares as needed to retain shareholders and meet continued listing requirements of Nasdaq in the event that the 2023 Extension was approved; (iv) the amendment of the Sponsor’s existing limited partnership agreement; (v) the transfer of 61,875 Class B Ordinary Shares from certain of our directors to Sunorange or its designees and (vi) the cancellation of the outstanding Working Capital Loan from the Sponsor and the reduction of certain advisory fees to be due upon the closing of an initial Business Combination.

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the 2023 Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. Through December 31, 2024, $1,200,000 has been deposited into the Trust Account in support of the 2023 Extension.

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

On June 2, 2023, we issued a promissory note in the aggregate principal amount of up to $1,200,000 to the Sponsor (the “June 2023 Promissory Note”), which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2024, the Sponsor had deposited an aggregate of $1,100,000 into the Trust Account to support the 2023 Extension on behalf of us. As of December 31, 2023 and December 31, 2024, the outstanding balance of the June 2023 Promissory Note was $800,000 and $1,100,000, and no interest was accrued.

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

Scage Business Combination

On August 21, 2023, we entered into a Business Combination Agreement, as amended on June 18, 2024, October 31, 2024 and April 2, 2025 (the “Business Combination Agreement”) with Scage Future, an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”), Hero 1, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“First Merger Sub”), Hero 2, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“Second Merger Sub”), and Scage International Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Scage”). For more information about the business combination with Scage (the “Scage Business Combination”), see the Scage Registration Statement.

2024 Extensions of our Combination Period

On May 2, 2024, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “May 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2024 to November 8, 2024 (the “Second Extension Amendment”). Shareholders holding 2,374,826 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2024 Redemptions”). These shares were redeemed for approximately $11.33 per share for a total redemption value paid from the Trust Account of approximately $26,907,976. On May 15, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $225,000 (the “May 2024 Note”) to the Sponsor, which will be deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $37,500 per month until the completion of our initial business combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. As of December 31, 2024, the Sponsor had deposited an aggregate of $225,000 into the Trust Account to support the Second Extension Amendment on behalf of us.

On November 6, 2024, we held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from November 8, 2024 to May 8, 2025 (the “Third Extension Amendment”). Shareholders holding 1,383,214 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “November 2024 Redemptions”). These shares were redeemed for approximately $11.68 per share for a total redemption value paid from the Trust Account of approximately $16.16 million. On November 11, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $259,588 (the “November 2024 Note”) to the Sponsor, which will be deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Third Extension Amendment. The Sponsor agreed to pay $43,264 per month until the completion of our initial business combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. We also agreed to waive our right to withdraw $50,000 out of $100,000 of interest accrued on the Trust Account to pay dissolution expenses. As of December 31, 2024, the Sponsor had deposited an aggregate of $43,264 into the Trust Account to support the Third Extension Amendment on behalf of us.

On May 6, 2025, we held an extraordinary general meeting of shareholders (the “May 2025 EGM”) to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2025 to November 8, 2025 (the “Fourth Extension Amendment”). Shareholders holding 742,834 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2025 Redemption”). These shares were redeemed for approximately $12.18 per share for a total redemption value paid from the Trust Account of approximately $9.0 million.

Following the Founder Share Conversion, the 2023 Redemptions, the May 2024 Redemptions, the November 2024 Redemptions and the May 2025 Redemption, currently there were 4,584,957 Class A ordinary shares and one Class B ordinary share issued and outstanding.

Nasdaq Compliance

On January 22, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”), because we did not hold an annual meeting of shareholders within twelve months of our fiscal year ended December 31, 2022. The notification received has no immediate effect on our Nasdaq listing. On March 7, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, pursuant to which we requested an extension through June 28, 2024, by which date we must regain compliance with the Annual Meeting Requirement.

On May 6, 2024, we received a deficiency notice from the Listing Qualifications Department of Nasdaq notifying that since it was first notified on October 9, 2023, we had not regained compliance with Nasdaq Listing Rule 5450(a)(2), which requires a company listed on The Nasdaq Global Market to have a minimum of 400 total shareholders by the end of the 180-day extension period ended April 8, 2024.

On July 3, 2024, we received written notice from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) had granted our request for continued listing on Nasdaq, subject to we completing a business combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable holders requirement, by November 4, 2024.

On November 6, 2024, we notified the Panel that we would not be able to close the initial business combination by the Panel’s November 4, 2024 deadline. On November 8, 2024, we received written notice from the Panel indicating that the Panel had determined to delist our securities from Nasdaq and that trading in our securities would be suspended at the open of trading on November 12, 2024 due to our failure to timely satisfy the terms of the Panel’s decision on July 3, 2024. Since such time, our securities have been quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

On April 28, 2025, Nasdaq notified the Company that on April 30, 2025, it would announce that it will delist the Company’s ordinary shares, warrants and units. The Company’s securities were suspended on November 12, 2024, and have not been traded   on Nasdaq since that time. Since November 12, 2024, the Company’s units, ordinary shares and warrants have been eligible to be quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively. Nasdaq filed a Form 25 with the SEC to complete the delisting on May 21, 2025. The delisting became effective ten days after the Form 25 was filed  . Following the effectiveness of the Form 25, the Company’s units, ordinary shares and warrants will continue to be eligible to be quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

Waiver of Dissolution Expenses from Trust Account Interest

On November 5, 2024, we announced that we agreed to waive our right to withdraw $50,000 out of up to $100,000 of interest accrued on the Trust Account to pay dissolution expenses, should we ultimately liquidate prior to an initial business combination. As a result, we will not withdraw up to $50,000 out of up to $100,000 of interest, as permitted by our Amended and Restated Memorandum and Articles of Association, for such dissolution expenses upon liquidation. Only up to $50,000 of interest, to the extent accrued, will be released to us to pay dissolution expenses, and the balance of any interest then-accrued will be held in the trust account and will be released to public shareholders upon the earliest to occur of (i) the redemption of the Public Shares in connection with a vote seeking to amend the provisions of the Amended and Restated Memorandum And Articles of Association, (ii) the completion of our initial business combination and (iii) the redemption of 100% of the Public Shares if we are unable to complete our initial business combination by May 8, 2025 or such earlier date as determined by the Board. On May 6, 2025, we held an extraordinary general meeting of shareholders (the “May 2025 EGM”) to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2025 to November 8, 2025 (the “Fourth Extension Amendment”).

Recent Developments

Sponsor Distribution

On January 3, 2025, the Sponsor consummated a distribution of its assets in accordance with its governing documents, which included the distribution of 4,237,499 Class A ordinary shares and one (1) Class B ordinary share and 8,243,038 private placement warrants then held by the Sponsor to its constituent members (the “Sponsor Distribution”). Following the Sponsor Distribution, the Sponsor no longer holds any of our securities. In the Sponsor Distribution, Mr. Calvin Kung, our Chief Executive Officer and Director, received 25,000 Class A Ordinary Shares. Mr. Wang Chiu (Tommy) Wong, our Chief Financial Officer and Director, received 226,153 Class A Ordinary Shares, of which 15,000 Class A Ordinary Shares were distributed to Mr. Wong in his personal capacity and 211,153 Class A Ordinary Shares were distributed to Sun Tone Limited, for which Mr. Wong is the sole owner and director. Mr. Wong also received 464,964 private placement warrants through Sun Tone Limited. While the recipients of our securities in the Sponsor Distribution agreed to remain subject to the lock-up restrictions, distributees who are not affiliates of us are not required to vote their shares in favor of our initial business combination, and a portion of the distributed shares may be released from such lock-up restrictions prior to the initial business combination in connection with applicable stock exchange listing requirements.

Scage Business Combination Meeting

On March 28, 2025, we held an extraordinary general meeting of shareholders to approve, among other things, the Scage Business Combination (the “Scage Business Combination Meeting”), at which the business combination proposal, among other proposals, was approved by Finnovate shareholders. Shareholders holding 856,543 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account and the final redemption price for the Business Combination Meeting will be calculated as of two business days prior to the consummation of the Business Combination. Such payment to the redeemed shareholders of Finnovate in connection with the Business Combination Meeting will only be made if and when the Business Combination is consummated. The closing of the Business Combination is subject to the fulfillment of various closing conditions, including but not limited to applicable exchange listing approvals.

Change of independent registered public accounting firm

On March 24, 2025, our Audit Committee of the Board dismissed Marcum LLP (“Marcum”) and engaged HTL International, LLC (“HTL”) to serve as the independent registered public accounting firm for the fiscal year ended December 31, 2024, effective immediately. The services previously provided by Marcum will now be provided by HTL.

Further Extension of Combination Period

On May 6, 2025, we held an extraordinary general meeting of shareholders (the “May 2025 EGM”) to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2025 to November 8, 2025 (the “Fourth Extension Amendment”). Shareholders holding 742,834 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2025 Redemption”). These shares were redeemed for approximately $12.18 per share for a total redemption value paid from the Trust Account of approximately $9.0 million.

Extension Deposits

As of June 5, 2025, the Sponsor had deposited an aggregate of $260,554 (including accrued interest) into the Trust Account to support the Third Extension Amendment on behalf of the Company.

Results of Operations

As of December 31, 2024, we have not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2024, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements, December 31, 2024.

For the year ended December 31, 2024, we had a net loss of $215,486 mainly consisting of $1,622,093 in formation, general and administrative expenses offset by $1,406,607 in interest earned on the bank account and the investment held in Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had cash outside our Trust Account of $769 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the year ended December 31, 2024, we used $877,915 in operating activities, which was largely driven by $1,406,139 in interest earned on our investments held in the Trust Account and a net loss of $215,486, which was offset by changes in prepaid expenses of $13,359, accounts payable and accrued expenses of $703,351 and due to related party of $27,000.

For the year ended December 31, 2024, we were provided $42,397,606 from our investing activities, which was driven by $43,065,870 cash withdrawn from the Trust Account due to redemptions payments, offsetting $668,264 in Extension contributions.

For the year ended December 31, 2024, we utilized $41,518,959 in our financing activities, which was the result of the $43,065,870 redemptions payments, offsetting proceeds from our promissory notes of $1,546,911.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us. As of December 31, 2024, approximately $10.21 million of the Initial Public Offering proceeds as well as interest earned thereon were held in the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the redemption rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of December 31, 2024 and 2023, we had no outstanding borrowings under the Working Capital Loan, respectively.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”) in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of December 31, 2024, we had $1,204,630 outstanding under the November 2023 Promissory Note.

On January 26, 2024, we issued a promissory note in the aggregate principal amount of up to $1,500,000 to Scage (the “January 2024 Promissory Note”) for our working capital needs, including but not limited to any payment obligations to support the 2023 Extension. The note does not bear interest and matures upon the earlier of the closing of our initial Business Combination and our liquidation. As of December 31, 2024, we had $316,520 outstanding under the January 2024 Promissory Note.

On May 15, 2024, we issued the May 2024 Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of December 31, 2024, we had $225,000 outstanding under the May 2024 Note.

On November 11, 2024, we issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Third Extension Amendment. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of December 31, 2024, we had $43,264 outstanding balance under the November 2024 Note.

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

As approved by the shareholders at the May 2025 EGM, we have until November 8, 2025 to complete a Business Combination, unless being extended further by shareholders’ approval, or such earlier time as the Board determines.

If we are not able to consummate a Business Combination with the Combination Period, we will commence an automatic winding up, dissolution and liquidation. Our management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution also raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. While management intends to complete a Business Combination on or before November 8, 2025, it is uncertain whether we will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 8, 2025.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2024, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an Administrative Services Agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in the amount of $3,000 per month, which agreement was terminated as of October 1, 2024.

We have engaged EarlyBirdCapital as an advisor in connection with our initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the initial Business Combination and assist us with our press releases and public filings in connection with the initial Business Combination. In connection with the Sunorange Investment, we have agreed to pay EarlyBirdCapital a reduced cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 1.75% of the gross proceeds of our IPO (exclusive of any applicable finders’ fees which might become payable). Upon consummation of the Scage Business Combination, EarlyBirdCapital’s transaction fee will be equal to $3,018,750 payable in cash, convertible note or a combination of both, at our option.

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

On August 29, 2023, we engaged a third-party consultant to provide us with introduction to potential targets for our Business Combination. Pursuant to the terms of the agreement, as amended and restated on October 13, 2024, we have agreed to pay a contingent fee of 0.05% of the implied enterprise value of the target if we consummate a Business Combination. As the Business Combination is not considered probable, no expense for which has been included in the financial statements related to this agreement.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under U.S. GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We adopted ASU 2023-07 in the annual financial statements for the fiscal year ended December 31, 2024.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax, and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of our pending adoption of ASU 2023-09 on our financial position, results of operations or financial statement disclosure.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We do not expect to adopt this guidance early and do not expect the adoption of this ASU to have a material impact on our future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. We do not expect to adopt this guidance early and do not expect the adoption of this ASU to have a material impact on our future consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) Dismissal of Independent Registered Public Accounting Firm.

On March 24, 2025 (the “Dismissal Date”), the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company dismissed Marcum LLP (“Marcum”) and engaged HTL International, LLC (“HTL”) to serve as the independent registered public accounting firm of the Company for the fiscal year ended December 31, 2024, effective immediately. The services previously provided by Marcum will now be provided by HTL.

Marcum’s audit reports on the Company’s financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such audit reports contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

For the Company’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such period. Also, during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that (i) the material weaknesses in the Company’s internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable were identified and described in the Company’s Quarterly Report on the Form 10-Q for the quarterly periods ended September 30, 2024, June 30, 2024 and March 31, 2024 and the Company’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2023, and (ii) the material weakness in the Company’s internal control over financial reporting of complex financial instruments and recognition of unbilled professional fees was identified and described in the Company’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 26, 2025.

The Company provided Marcum with a copy of the above disclosures and requested that Marcum furnish the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Marcum’s letter dated March 26, 2025 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on March 26, 2025.

(b) Appointment of New Independent Registered Public Accounting Firm.

On March 24, 2025, the Audit Committee engaged HTL as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024, effective immediately. For the Company’s two most recent fiscal years, and in the subsequent interim period through the Dismissal Date, neither the Company nor anyone on its behalf consulted with HTL regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HTL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2024, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we concluded that the following deficiency to be material weaknesses: the lack of accounting staff and resources with appropriate knowledge of U.S. GAAP, SEC reporting and compliance requirements to design and implement formal period-end financial reporting policies and procedures to address complex U.S. GAAP technical accounting issues in accordance with U.S. GAAP and the SEC requirement   Our Management performed additional analysis as deemed necessary to ensure that our audited financial statements included in this Report were prepared in accordance with GAAP. Accordingly, Management believes that the audited financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows of the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Calvin Kung	40	Chairman of the Board and Chief Executive Officer
Wang Chiu (Tommy) Wong	51	Chief Financial Officer and Director
Chunyi (Charlie) Hao	65	Director
Tiemei (Sarah) Li	58	Director
Sanjay Prasad	61	Director

The experience of our directors and executive officers is as follows:

Calvin Kung has served as Chairman of the Board and our Chief Executive Office since May 2023. Mr. Kung served as a senior director at GDS Holdings Limited, a developer and operator of high-performance data centers in mainland China and Hong Kong from June 2020 to March 2023. During his tenure at GDS, Mr. Kung coordinated its secondary listing on the Hong Kong Stock Exchange, the release of its sustainability strategy, and its application for a Singapore development license. He assisted with other projects at GDS across operations, finance, legal and investor relations. From February 2017 to June 2020, Mr. Kung was director at RADII, a media and marketing platform. Prior to joining RADII, Mr. Kung worked as a corporate attorney in Beijing and New York with a focus on capital markets. He began his career in credit research at Goldman Sachs & Co. in New York. Mr. Kung received a bachelor’s degree from Duke University and Juris Doctor from Northwestern University. Mr. Kung is well qualified to serve as a director due to his extensive industry, investment research, financial market and related experience.

Wang Chiu (Tommy) Wong has served as a member of the Board and our Chief Financial Officer since May 2023. Mr. Wong is a seasoned finance and investment professional with more than 20 years of experience. Mr. Wong served as a director of Tristar Acquisition I Corp. from July 2023 to August 2024. Since November 2012, Mr. Wong has worked at Yitian Group in various roles, and most recently as a vice president with responsibility for urban renewal projects. During his tenure, Mr. Wong led negotiations with numerous stakeholders and overseen various managerial finance and property management functions. From August 2004 to October 2012, he worked at Safe Chemical, a Hong Kong-based chemicals company, as general manager. Mr. Wong was also a business development manager at iiLcorp Limited, a communications firm from January 2003 to August 2004. Mr. Wong received his Bachelor of Science degree from the Chinese University of Hong Kong and was a visiting student at the University California, Los Angeles. He received a Master of Public Affairs from Indiana University with a concentration in Information Systems and Public Finance. Mr. Wong is well qualified to serve as a director due to his extensive managerial finance related experience.

Chunyi (Charlie) Hao has served as a member of the Board since May 2023. Mr. Hao is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. Mr. Hao served as the chief executive officer and later the president of Tristar Acquisition I Corp. between July 2023 and August 2024, overseeing its successful business combination with Helport AI Limited. He served as chief executive officer and president of Shandong Haizhishe Energy Engineering Co., Ltd., a solar and wind engineering company in China, and was in charge of the daily operations and business development of the company from December 2015 to March 2019. Prior to that, Mr. Hao was an investment officer of Shanghai Guxin Investment Limited, a firm engaging in the investment of solar farms across China, from 2014 to June 2015. He served as chief financial officer at Delphi Automotive Corp (Saginaw Steering System) (“Delphi”) of General Motors Inc., overseeing joint venture operation across China and Asia Pacific from 1995 to 1998. Mr. Hao is an independent director of Cogobuy Group PLC (HKSE: 0400.HK), an e-commerce platform and distributor for electronic goods in China. He served as chief executive officer and director at China Fundamental Acquisition Corporation and a board director and president of China operations at Asia Automotive Acquisition Corporation, two SPACs in 2008 and 2005, respectively. Most recently, Mr. Hao served as Chairman of the Board and Chief Financial Officer of East Stone Acquisition Corporation from August 2018 through November 2022, when it completed its business combination with NWTN, Inc. (Nasdaq: NWTN). Mr. Hao received his bachelor’s degree in French from Beijing Language and Culture University, a Master of Arts degree from the University of Notre Dame and an MBA degree from Pace University. Mr. Hao is well qualified to serve as a director due to his extensive experience with SPACs, as well as his expertise in management, finance and capital investments.

Tiemei (Sarah) Li has served as a member of the Board since May 2023. Ms. Li has been an associate professor at Telfer School of Management, University of Ottawa since 2011. From February 1995 to August 2005, Ms. Li was a managing director at Guotai & Junan Securities Co. Ltd., an investment banking and securities firm in China. Prior to that, she served as an accountant for Mini Refrigerating Co. Ltd. from July 1991 to August 1992. Ms. Li received her bachelor’s degree in management from HuaZhong University of Science & Technology, master’s degree in economics from Central University of Finance and Economics, a CPA from the Chinese Institute of Certified Public Accountants and a Ph.D. in Accounting from Concordia University. Ms. Li is well qualified to serve as a director due to her financial and accounting expertise as well as her experience in management across various countries.

Sanjay Prasad has served as a member of the Board since May 2023. Mr. Prasad has been the founder, chief executive officer and president of Global Business Dimensions Inc., a manufacturer, seller and distributor of PC components, semiconductor and consumer electronic products, since June 1994. Mr. Prasad also founded Cinemagic Entertainment, a home cinema and audio video installation company, in June 2006 and Buyonlineled.com, a seller of LED lighting products, in April 2017. Mr. Prasad is a member of the New Jersey District Export Council. Mr. Prasad has helped numerous companies export their products overseas providing guidance on financing, export license controls and help in marketing to Asia, Europe and Middle East. Mr. Prasad served as a director of East Stone Acquisition Corporation from February 2020 through November 2022, when it completed its business combination with NWTN, Inc. (Nasdaq: NWTN). Mr. Prasad received his bachelor’s degree in industrial engineering from BIT India, master’s degree in industrial engineering from Kansas State University and an MBA degree from Adelphi University. Mr. Prasad is well qualified to serve as a director due to his extensive experience in entrepreneurship and management across various countries.

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

Trading Policies

On April 21, 2025, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

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

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our Initial Public Offering, as a limited partner holding a minority, non-controlling interest in our Sponsor and therefore holds an indirect interest in the Founder Shares formerly held by our Sponsor. In addition, our Sponsor, officers and directors, and any of their respective affiliates, are reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Ordinary Shares as of June 5, 2025,   based on information obtained from the persons named below, with respect to the beneficial ownership of the Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,584,958 shares of our Ordinary Shares, consisting of (i) 4,584,957 Class A Ordinary Shares and (ii) 1 Class B Ordinary Share, issued and outstanding as of June 5, 2025  . On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, the Class B Ordinary Share is convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner(1)	Class A Ordinary Shares			Class B Ordinary Shares(2)		Approximate Percentage of Outstanding Ordinary Shares
	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned	Approximate Percentage of Class
Calvin Kung	25,000	*	%	—	—%	* %
Wang Chiu (Tommy) Wong(1)	226,153	4.9%		—	—%	4.9%
Chunyi (Charlie) Hao	10,000	*	%	—	—%	*
Tiemei (Sarah) Li	10,000	*	%	—	—%	*
Sanjay Prasad	10,000	*	%	—	—%	*
All directors and executive officers as a group (5 individuals)	281,153	6.1%		—	—%	6.1%

Other 5% Shareholders
Mizuho Financial Group, Inc.(2)	640,627	14%		—	—%	14%

(1)	15,000 Class A Ordinary Shares are held by Mr. Wong in his personal capacity and 211,153 Class A Ordinary Shares are held by Sun Tone Limited, for which Mr. Wong is sole owner and director.

(2)	Based on the Schedule 13G filed with the SEC on February 13, 2024, the ordinary shares are beneficially owned by Mizuho Financial Group, Inc. The number of shares held is based on the number of shares held on December 31, 2023, which may not reflect any redemption of shares in connection with the 2024 EGM any other redemptions after December 31, 2023. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the current beneficial ownership of the reporting holder. The business address of the Mizuho Financial Group, Inc. is 265 Franklin Street, Suite 1702, Boston, MA, 02110.

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

We entered into an Administrative Services Agreement on November 8, 2021, pursuant to which we shall pay our Sponsor $3,000 per month for office space, utilities and administrative support services, which agreement was terminated as of October 1, 2024. Accordingly, our Sponsor will be paid $3,000 per month ($105,000 in the aggregate) for office space, utilities and administrative support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, three of our former independent directors invested, prior to the closing of our Initial Public Offering, as a limited partner holding a minority, non-controlling interest in our Sponsor and received an aggregate of 75,000 Founder Shares formerly held by our Sponsor.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis all payments that were made to our Sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

As of the date of our IPO Registration Statement, our Sponsor agreed to loan us up to $250,000 under a promissory note we issued to the Sponsor in March 2021 to be used for a portion of the expenses of the Initial Public Offering. We repaid such note in full on November 8, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide us with Working Capital Loans. Any such loans would be on an interest-free basis. If we complete an initial Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that an initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-initial Business Combination entity at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full.

On April 27, 2023, we entered into the Investment Agreement with the Sponsor and Sunorange, pursuant to which Sunorange and its designees shall acquire partnership interests in the Sponsor and Class B Ordinary Shares directly held by certain of our directors, which combined interests entitled Sunorange to receive, in the aggregate, the Insider Securities, consisting of 3,557,813 Class B Ordinary Shares and 6,160,000 Private Placement Warrants, and we introduced a change in Management and the Board as follows: (i) Calvin Kung replaced David Gershon as Chairman of the Board and Chief Executive Officer and Wang Chiu (Tommy) Wong replaced Ron Golan as Chief Financial Officer and director on the Board, effective upon closing of the Sunorange Investment; (ii) Jonathan Ophir and Uri Chaitchik tendered their resignations as Chief Investment Officer and Senior Consultant, respectively, effective upon closing of the Sunorange Investment; and (iii) Mitch Garber, Gustavo Schwed and Nadav Zohar tendered their resignations as directors, effective upon expiration of the Waiting Period and whose vacancies were filled by New Management.

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

On May 8, 2023, following the approval of the Conversion Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 4,312,499 Class A Ordinary Shares to our Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares. The 4,312,499 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their shares of Class A Ordinary Shares for cash, securities or other property.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. As of March 27, 2024 the Sponsor had deposited an aggregate of $1,000,000 in payments to support the Extension on behalf of the Company, and the Company paid for one such extension payment of $100,000 itself. As of June 5, 2025, the outstanding balance of the June 2023 Promissory Note was $1,100,000 and no interest was accrued.

On November 8, 2023, the Company issued the November 2023 Note in the amount of $1,500,000 to Sunorange Investment. The November 2023 Note was issued in connection with advances made by Sunorange in the amount of US$477,330 from May 8, 2023 through December 16, 2023 and advances Sunorange may make in the future to us for working capital expenses. The November 2023 Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of December 31, 2024, we had $1,204,630 outstanding under the November 2023 Promissory Note.

On January 26, 2024, the Company issued the January 2024 Promissory Note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs, including but not limited to payment obligations to support the 2023 Extension. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of June 5, 2025, the outstanding balance of the January 2024 Promissory Note was $316,520, and no interest was accrued.

On May 15, 2024, the Company issued the May 2024 Note in the aggregate principal amount of up to $225,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. In connection with such extension, the Sponsor has caused an aggregate of $225,000 to be deposited into the Trust Account.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Third Extension Amendment. As of June 5, 2025, the Company deposited $260,554 (including $970 of applicable interest) into the Trust Account.

On January 3, 2025, the Sponsor consummated a distribution of its assets in accordance with its governing documents, which included the distribution of 4,237,499 Class A Ordinary Shares, 1 Class B Ordinary Share and 8,243,038 Finnovate Private Warrants then held by the Sponsor to its constituent members.

After our initial Business Combination, members of our Management Team who remain may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into the Registration Rights Agreement with respect to the Founder Shares, Private Placement Warrants, EBC Founder Shares and warrants issued upon conversion of Working Capital Loans (if any).

We entered into indemnity agreements with each of our officers and directors, a form of which is filed as an exhibit to this Report. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

Item 14. Principal Accounting Fees and Services

As reported on the Company’s Current Report on Form 8-K filed March 26, 2025, the Company changed its independent registered accounting firm for the fiscal year ended December 31, 2024. The aggregate fees billed to our Company by Marcum and HTL for the year ended December 31, 2024 and for the year ended December 31, 2023 are as follows:

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum and HTL in connection with regulatory filings. Our audit fees paid to Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $108,055 and $367,031, respectively. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Since March 24, 2025, HTL has been our independent registered public accounting firm. Our audit fees paid to HTL for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the years ended December 31, 2024 and 2023 totaled $50,000 and nil, respectively. The above amounts include audit fees and attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid nil and nil to Marcum for the audit-related fees for the years ended December 31, 2024 and 2023, respectively. We did not pay HTL for any audit-related fees for the years ended December 31, 2024 and 2023.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum and HTL for tax services, planning or advice for the years ended December 31, 2024 and 2023.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Marcum and HTL for any other services for the years ended December 31, 2024 and 2023.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

PART IV

FINNOVATE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Finnovate Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Finnovate Acquisition Corp. (the “Company”) as of December 31, 2024, and the related statement of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before November 8, 2025. The Company entered into a definitive business combination agreement with a business combination target on August 21, 2023 (as amended on June 18, 2024, October 31, 2024 and April 2, 2025); however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 8, 2025, or such other date as may be extended pursuant to the Business Combination Agreement, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 8, 2025, or such other date as may be extended pursuant to the Business Combination Agreement, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ HTL International, LLC

HTL International, LLC

We have served as the Company’s auditor since 2025.

Houston, Texas

June 5, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Finnovate Acquisition Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 2 and 9 to the consolidated financial statements, the accompanying balance sheet of Finnovate Acquisition Corp. (the “Company”) as of December 31, 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 2 and 9 to the financial statements are not presented herein). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by HTL International, LLC.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2024.

Houston, TX

April 1, 2024

FINNOVATE ACQUISITION CORP.

BALANCE SHEETS

	As of	As of
	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$769	$37
Prepaid expenses	24,030	37,389
Total Current Assets	24,799	37,426
Investments held in Trust Account	10,208,877	51,200,344
Total Assets	$10,233,676	$51,237,770

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,138,556	$1,435,205
Working capital loan – related party	1,204,630	542,503
Promissory note payable – third party	316,520	-
Promissory note payable – related party	1,368,264	800,000
Due to a related party	83,600	56,600
Total Liabilities	5,111,570	2,834,308

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 865,292 and 4,623,332 shares at redemption value of $11.80 and $11.07 at December 31, 2024 and 2023, respectively	10,208,877	51,200,344

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 4,462,499 shares issued and outstanding (excluding 865,292 and 4,623,332 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	446	446
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Accumulated deficit	(5,087,217)	(2,797,328)
Total Shareholders’ Deficit	(5,086,771)	(2,796,882)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$10,233,676	$51,237,770

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023

Formation, general and administrative expenses	$1,622,093	$1,993,129
Loss from operations	(1,622,093)	(1,993,129)

Other income
Interest earned on Investments held in Trust Account	1,406,139	4,486,207
Interest earned on Bank Account	468	1,831
Total other income	1,406,607	4,488,038

Net (Loss)/Income	$(215,486)	$2,494,909

Basic and diluted weighted average shares outstanding, redeemable Class A ordinary shares	2,828,475	8,982,127
Basic and diluted net (loss)/income per redeemable Class A ordinary share	$(0.03)	$0.19

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,462,500	4,462,500
Basic and diluted net (loss)/income per non-redeemable ordinary share	$(0.03)	$0.19

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2023	4,462,499	$446	1	$-	-	$(2,797,328)	$(2,796,882)
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	-	(1,406,139)	(1,406,139)
Extension Contribution	-	-	-	-	-	(668,264)	(668,264)
Net loss	-	-	-	-	-	(215,486)	(215,486)
Balance - December 31, 2024	4,462,499	$446	1	$-	-	$(5,087,217)	$(5,086,771)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2022	150,000	$15	4,312,500	$431	$-	$(455,795)	$(455,349)
Conversion of Sponsor Shares	4,312,499	431	(4,312,499)	(431)	-	-	-
Promissory Note Forgiveness	-	-	-	-	449,765	-	449,765
Remeasurement of Class A redeemable shares to redemption value	-	-	-	-	(449,765)	(4,036,442)	(4,486,207)
Extension Contribution	-	-	-	-	-	(800,000)	(800,000)
Net income	-	-	-	-	-	2,494,909	2,494,909
Balance - December 31, 2023	4,462,499	$446	1	$-	-	$(2,797,328)	$(2,796,882)

The accompanying notes are an integral part of these financial statements.

FINNOVATE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Cash flows from operating activities:
Net (loss)/income	$(215,486)	$2,494,909
Interest earned on Investments held in Trust Account	(1,406,139)	(4,486,207)
Changes in operating assets and liabilities:
Prepaid expenses	13,359	277,113
Accounts payable and accrued expenses	703,351	912,404
Due to a related party	27,000	15,136
Net cash used in operating activities	(877,915)	(786,645)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemptions	43,065,870	132,616,922
Extension Contribution	(668,264)	(800,000)
Net cash provided by investing activities	42,397,606	131,816,922

Cash flows from financing activities:
Redemption of Class A Ordinary Shares to underwriters	(43,065,870)	(132,616,922)
Proceeds from working capital loan – related party	662,127	542,503
Proceeds from promissory note – third party	316,520	-
Proceeds from promissory note – related party	568,264	800,000
Net cash used in financing activities	(41,518,959)	(131,274,419)

Net change in cash	732	(244,142)
Cash at beginning of year	37	244,179
Cash at end of year	$769	$37

Supplemental disclosure of cash flow information:
Remeasurement of Class A redeemable shares to redemption value	$1,406,139	$4,486,207
Promissory Note forgiveness	$-	$449,765

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through December 31, 2024 relates to the Company’s formation and its initial public offering (the “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

IPO

On November 8, 2021, the Company completed the sale of 15,000,000 units (the “Units” and, with respect to the shares of Class A Ordinary Shares, par value $0.0001 per share (the “Class A Ordinary Shares”) included in the Units being offered, the “Public Shares”) at $10.00 per Unit. On November 12, 2021, the Company closed on the full over-allotment resulting in the sale of an additional 2,250,000 Units. The IPO and subsequent exercise of the over- allotment generated gross proceeds of $172,500,000, which is described in Note 4. Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable warrant (“Public Warrant”).

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by November 8, 2025, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The amount in the Trust Account is approximately $11.80 per Public Share as of December 31, 2024. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares”, described in more detail in Note 6) and Public Shares held by them in connection with the completion of the Business Combination.

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

The Company has until November 8, 2025 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (“Board” or “Board of Directors”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to its underwriting commission (see Note 10) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, the Company had $769 in its operating bank account and a working capital deficit of $5,086,771. The Company’s liquidity needs up to December 31, 2024 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available working capital loan (the “Working Capital Loan”), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 6). As of December 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under this loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. As of December 31, 2024 and 2023, the outstanding balance of the June 2023 Promissory Note was $1,100,000 and $800,000, respectively, which is included in the Promissory Note payable – related party account on the accompanying condensed balance sheets, and no interest was accrued.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of December 31, 2024 and 2023, the Company had $1,204,630 and $542,503 outstanding under the November 2023 Promissory Note included in the Working capital loan – related party line of the balance sheet.

On January 26, 2024, the Company issued an unsecured promissory note (the “January 2024 Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Scage, a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023 (the “Scage Business Combination Agreement”), for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of December 31, 2024, the Company had $316,520 outstanding under the January 2024 Promissory Note.

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. As of December 31, 2024 and 2023, the balance outstanding on the May 2024 Promissory Note was $225,000 and $0, respectively.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of December 31, 2024 and 2023, the balance outstanding on the November 2024 Promissory Note was $43,264 and $0, respectively.

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

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the Extension from May 9, 2023 through August 8, 2023 (see Note 6). Sunorange also agreed to cause to be deposited into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until May 8, 2024.

As of December 31, 2024, $1,468,264 has been deposited into the Trust Account in support of the Extension.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. On October 13, 2024, the agreement was amended and restated to, among other things, reduce the contingent fee to 0.05% of the implied enterprise value of the target.

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

First Amendment to the BCA

On June 18, 2024, the parties to the Business Combination Agreement entered into the First Amendment to Scage Business Combination Agreement (the “First Amendment”). The First Amendment provides for, among other things, the:

♦	reduction of the aggregate consideration to the shareholders of the Company from $1,000,000,000 to $800,000,000;

♦	correction of a scrivener’s error to clarify that the Company is not an investment company;

♦	the establishment of an American depositary share (“ADS”) facility by the Pubco so that the ordinary shares to be issued by Pubco pursuant to the Business Combination Agreement may be represented by ADSs;

♦	extension of the deadline for the Reorganization (as defined in the Scage Business Combination Agreement) from September 30, 2023 to July 20, 2024; and

♦	extend the Outside Date (as defined in the Scage Business Combination Agreement) from February 29, 2024 to October 31, 2024.

Second Amendment to the BCA

On October 31, 2024, the parties to the Business Combination Agreement entered into the Second Amendment to Business Combination Agreement (the “Second Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Scage Business Combination Agreement) from October 31, 2024 to March 31, 2025.

Third Amendment to the BCA

On April 2, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement (the “Third Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Scage Business Combination Agreement) from March 31, 2025 to July 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $769 and $37 as of December 31, 2024 and 2023, respectively.

Investment Held in Trust Account

As of December 31, 2024 and 2023, the assets held in the Trust Account consisted of $10,208,877 and $51,200,344, respectively. The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table details the fair value measurement of investments held in the Trust Account that were measured at fair value on a recurring basis based on the following first-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of December 31, 2024 and 2023.

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total fair value
Investments held in Trust Account:
As of December 31, 2024	$10,208,877	$-	$-	$10,208,877
As of December 31, 2023	$51,200,344	$-	$-	$51,200,344

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

The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial business combination with respect to the warrants. The Sponsor, officers and directors have pursuant to a letter agreement with us, and EarlyBird Capital has pursuant to the underwriting agreement relating to IPO, agreed to waive their redemption rights with respect to their founders shares or EBC founder shares (respectively) and any public shares they may acquire during or after IPO in connection with the completion of the initial business combination. The amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of the initial business combination (such that the Company does not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the initial business combination. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheet.

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

As a result of the shareholder vote held on November 6, 2024, 1,383,214 shareholders exercised their right to redemption, which left a remainder of 865,292 Class A Ordinary Shares subject to possible redemption. These shareholders were paid an aggregate of $16,157,894, or $11.68 per share, upon redemption.

As of December 31, 2024 and 2023, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

	December 31, 2024	December 31, 2023
As of beginning of the year	$51,200,344	$178,531,059
Plus:
Remeasurement of carrying value to redemption value	1,406,139	4,486,207
Extension Contributions	668,264	800,000
Less:
Redemptions of Class A ordinary shares subject to possible redemption	(43,065,870)	(132,616,922)
As of ending of the year	$10,208,877	$51,200,344

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

As of December 31, 2024 and 2023, there were 12,926,232 and 12,924,363 Public Warrants and 8,800,000 and 8,800,000 Private Placement Warrants outstanding, respectively. For the year ended December 31, 2024, the number of Public Warrants outstanding increased by 1,869 due to the separation of Units triggered by the exercise of redemption rights, and there was no change in the number of Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants exercised or expired.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment. The Company has concluded that net (loss) income is the measure of segment profitability. The CODM assesses performance for the Company, monitors budget versus actual results, and determines how to allocate resources based on net (loss) income as reported in the statements of operations. There is no other expense categories regularly provided to the CODM that are not already included in the primary financial statements herein.

During the years ended December 31, 2024 and 2023, the Company did not generate material international revenues and as of December 31, 2024 and 2023, the Company did not have material assets located outside of the United States.

Net (Loss)/Income Per Ordinary Share

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

Accordingly, basic and diluted income per ordinary share for the years ended December 31, 2024 and 2023 is calculated as follows:

	For the Year ended		For the Year ended
	December 31, 2024		December 31, 2023
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net (loss)/income per share:
Numerator:
Allocation of net (loss)/income	$(83,595)	$(131,891)	$1,666,806	$828,103

Denominator:
Weighted-average shares outstanding	2,828,475	4,462,500	8,982,127	4,462,500
Basic and diluted net (loss)/income per share	$(0.03)	$(0.03)	$0.19	$0.19

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which is an update to Topic 280, Segment Reporting. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update: (1) require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”), (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss, (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under U.S. GAAP, a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources, (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 in the annual financial statements for the fiscal year ended December 31, 2024. See Note 9 - Segment Information for further details.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Group does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Group does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities consist of the following:

	As of December 31,
	2024	2023

Accrued professional service fees	$2,118,205	$1,419,530
Accrued expenses paid by employees on behalf of the Company	20,351	15,675
Accrued expenses and other liabilities	$2,138,556	$1,435,205

NOTE 4 – INITIAL PUBLIC OFFERING

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

Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment (see Note 11).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of December 31, 2024, the net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a- 7 of the Investment Company Act, as determined by the Company.

NOTE 5 – PRIVATE PLACEMENT WARRANTS

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of December 31, 2023, the Sponsor had deposited an aggregate of $800,000 in payments to support the Extension on behalf of the Company. As of December 31, 2024 and 2023, the outstanding balance of the June 2023 Promissory Note was $1,100,000 and $800,000, respectively.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of December 31, 2024 and 2023, $1,204,630 and $542,503, respectively, was outstanding under the November 2023 Promissory Note.

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. As of December 31, 2024 and 2023, the balance outstanding on the May 2024 Promissory Note was $225,000 and $0, respectively.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates our Business Combination and (ii) the date that the winding up of the Company is effective. As of December 31, 2024 and 2023, the balance outstanding on the May 2024 Promissory Note was $43,264 and $0, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on a U.S. national securities exchange, the Company has committed to pay a total of $3,000 per month to the Sponsor for office space, utilities and administrative support services. This administrative service arrangement will terminate upon completion of the Business Combination or liquidation of the Company. This administrative service arrangement was terminated as of September 30, 2024. As of December 31, 2024, the Company has accrued $83,600 under the agreement in Due to a related party and expensed $27,000 in Formation, general and administrative expenses. As of December 31, 2023 the Company has accrued $56,600 under the agreement in Due to a related party and expensed $36,000 in Formation, general and administrative expenses.

NOTE 7 —PROMISSORY NOTE – THIRD PARTY

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of December 31, 2024, $316,520 was outstanding under the January 2024 Promissory Note.

NOTE 8 —INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2024, investments in the Company’s Trust Account consisted of $10,208,877 in an interest-bearing demand deposit account. The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023:

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$10,208,877	$10,208,877	$-	$-
	$10,208,877	$10,208,877	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$51,200,344	$51,200,344	$-	$-
	$51,200,344	$51,200,344	$-	$-

NOTE 9 –SEGMENT INFORMATION

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the statements of operations as net (loss) income . The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	As of December 31, 2024	As of December 31, 2023
Cash	$769	$37
Investments held in Trust Account	10,208,877	51,200,344

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Formation, general and administrative expenses	$1,622,093	$1,993,129
Interest earned on Investments held in Trust Account	1,406,139	4,486,207

The CODM reviews interest earned on Investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net (loss) income are reported on the statements of operations and described within their respective disclosures.

NOTE 10– COMMITMENTS AND CONTINGENCIES

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

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. As of December 31, 2024, the Company has incurred and paid roughly $20,000 related to this agreement.

NOTE 11 – SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 4,462,499 shares of Class A Ordinary Shares issued and outstanding (excluding 865,292 and 4,623,332 shares subject to possible redemption), respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there was 1 share of Class B Ordinary Shares issued and outstanding, respectively.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the IPO and (b) 30 days after the completion of a Business Combination. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the financial statements.

On January 3, 2025, the Sponsor consummated a distribution of its assets in accordance with its governing documents, which included the distribution of 4,237,499 Class A ordinary shares and one (1) Class B ordinary share and 8,243,038 private placement warrants then held by the Sponsor to its constituent members (the “Sponsor Distribution”). Following the Sponsor Distribution, the Sponsor no longer holds any securities of the Company. In the Sponsor Distribution, Mr. Calvin Kung, the Chief Executive Officer and Director of the Company, received 25,000 Class A Ordinary Shares. Mr. Wang Chiu (Tommy) Wong, the Chief Financial Officer and Director of the Company, received 226,153 Class A Ordinary Shares, of which 15,000 Class A Ordinary Shares were distributed to Mr. Wong in his personal capacity and 211,153 Class A Ordinary Shares were distributed to Sun Tone Limited, for which Mr. Wong is the sole owner and director. Mr. Wong also received 464,964 private placement warrants through Sun Tone Limited. While the recipients of the Company’s securities in the Sponsor Distribution agreed to remain subject to the lock-up restrictions, distributees who are not affiliates of the Company were not required to vote their shares in favor of the Company’s initial business combination, and a portion of the distributed shares may be released from such lock-up restrictions prior to the initial business combination in connection with applicable stock exchange listing requirements.

On March 28, 2025, the Company held an extraordinary general meeting of shareholders to approve, among other things, the Scage Business Combination (the “Scage Business Combination Meeting”), at which the business combination proposal, among other proposals, was approved by Finnovate shareholders. Shareholders holding 856,543 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account and the final redemption price for the Business Combination Meeting will be calculated as of two business days prior to the consummation of the Business Combination. Such payment to the redeemed shareholders of Finnovate in connection with the Business Combination Meeting will only be made if and when the Business Combination is consummated. The closing of the Business Combination is subject to the fulfillment of various closing conditions, including but not limited to applicable exchange listing approvals.

On April 2, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement (the “Third Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Scage Business Combination Agreement) from March 31, 2025 to July 31, 2025.

On May 6, 2025, the Company held an extraordinary general meeting of shareholders (the “May 2025 EGM”) to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2025 to November 8, 2025 (the “Fourth Extension Amendment”). Shareholders holding 742,834 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2025 Redemption”). These shares were redeemed for approximately $12.18 per share for a total redemption value paid from the Trust Account of approximately $9.0 million.

As of June 5, 2025, an aggregate of $260,554   (including accrued interest) was deposited into the Trust Account in connection with the Third Extension Amendment.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and EarlyBirdCapital, Inc., as underwriter. (2)
1.2	Business Combination Marketing Agreement, dated November 8, 2021, by and between the Company and EarlyBirdCapital, as advisor. (2)
2.1	Business Combination Agreement, dated as of August 21, 2023, by and among the Company, Scage, First Merger Sub, Second Merger Sub and Pubco. (7)+
2.2	First Amendment to Business Combination Agreement, dated as of June 18, 2024, by and among the Company, Scage, First Merger Sub, Second Merger Sub and Pubco. (12)
2.3	Second Amendment to Business Combination Agreement, dated as of October 31, 2024, by and among the Company, Scage, First Merger Sub, Second Merger Sub and Pubco. (13)
2.4	Third Amendment to Business Combination Agreement, dated as of April 2, 2025, by and among the Company, Scage, First Merger Sub, Second Merger Sub and Pubco. (17)
3.1	Amended and Restated Memorandum and Articles of Association. (2)
3.2	First Amendment to the Amended and Restated Memorandum and Articles of Association. (5)
3.3	Second Amendment to the Amended and Restated Memorandum and Articles of Association. (10)
3.4	Third Amendment to the Amended and Restated Memorandum and Articles of Association. (14)
3.5	Second Amended and Restated Memorandum and Articles of Association of the Company. (19)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated November 8, 2021,by and between the Company and Continental, as warrant agent. (2)
4.5	Description of Registered Securities.(3)
10.1	Promissory Note, dated March 21, 2021, issued to the Sponsor. (1)
10.2	Amendment to Promissory Note, dated September 30, 2021, issued to the Sponsor. (1)
10.3	Form of Indemnity Agreement. (1)
10.4	Insider Letter, dated November 8, 2021, by and among the Company, its prior officers and directors and the Sponsor. (2)
10.5	Investment Management Trust Agreement, dated November 8, 2021, by and between the Company and Continental, as trustee.(2)
10.6	Registration Rights Agreement, dated November 8, 2021, by and between the Company and certain security holders. (2)
10.7	Administrative Services Agreement, dated November 8, 2021, between the Company and the Sponsor.(2)
10.8	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and the Sponsor.(2)
10.9	Private Warrants Purchase Agreement, dated November 8, 2021, by and between the Company and EarlyBirdCapital.(2)
10.10	Investment Agreement, dated as of April 27, 2023, by and among the Company, the Sponsor and Sunorange. (4)
10.11	Promissory Note, dated June 2, 2023, issued to Sunorange. (6)
10.12	Joinder to Insider Letter, dated June 2, 2023, by and among the Company, its current officers and directors and Sunorange. (6)
10.13	Form of Key Seller Lock-Up Agreement, dated as of August 21, 2023, by and among Scage, Pubco, the Company and certain key shareholders of Scage. (7)
10.14	Form of Seller Lock-Up Agreement, by and among cage, Pubco, the Company and certain shareholders of Scage. (7)
10.15	Form of Shareholder Support Agreement, dated as of August 21, 2023, by and among the Company , Scage and certain key shareholders of Scage. (7)+
10.16	Sponsor Support Agreement, dated as of August 21, 2023, by and among the Company, the Sponsor, Scage and Pubco. (7).
10.17	Insider Letter Amendment, dated as of August 21, 2023, by and among the Company, the Sponsor, Scage, Pubco and the Company’s current officers and directors. (7)

59

10.18	Form of Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and among Scage, Pubco, the Company, the Sponsor and certain shareholders of Scage. (7)
10.19	Form of Assignment, Assumption and Amendment to Warrant Agreement to be entered into by and among the Company, Pubco and Continental. (7)
10.20	Promissory Note, dated November 8, 2023, issued to Sunorange. (8)
10.21	Promissory Note, dated May 15, 2024, issued to the Sponsor. (11)
10.22	Promissory Note, dated November 11, 2024, issued to the Sponsor. (14)
10.23	Amended and Restated Finders Agreement, dated as of October 13, 2024, by and between the Company and 3A Partners Limited. (15)
10.24	Promissory Note, dated January 26, 2024, issued to Scage International. (18)
14	Code of Ethics. (9)
16	Letter from Marcum LLP regarding the change in the Registrant’s certifying accountant, dated March 26, 2025. (16)
19	Insider Trading Policies and Procedures, adopted April 21, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023. (9)
99.1	Amended Audit Committee Charter. (9)
99.2	Amended Compensation Committee Charter. (9)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260261), filed with the SEC on October 15, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 12, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on May 24, 2023.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2024.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 1, 2024.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2024.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 20, 2024.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2024.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2024.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2024.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, filed with the SEC on December 10, 2024.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2025.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 1, 2024
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2025

60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 5, 2025	Finnovate Acquisition Corp

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Calvin Kung	Chairman and Chief Executive Officer	June 5, 2025
Calvin Kung	(Principal Executive Officer)

/s/ Wang Chiu (Tommy) Wong	Chief Financial Officer and Director	June 5, 2025
Wang Chiu (Tommy) Wong	(Principal Financial and Accounting Officer)

/s/ Chunyi (Charlie) Hao	Director	June 5, 2025
Chunyi (Charlie) Hao

/s/ Tiemei (Sarah) Li	Director	June 5, 2025
Tiemei (Sarah) Li

/s/ Sanjay Prasad	Director	June 5, 2025
Sanjay Prasad

61