Form 10-K/A
period 2024-12-31
Finnovate Acquisition Corp.
filed 2025-06-11
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Class A Ordinary Shares, par value $0.0001 per share

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

EXPLANATORY NOTE

As previously disclosed in the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2025, on June 5, 2025, Finnovate Acquisition Corp. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), which included an audit report of its former independent registered public accounting firm, Marcum LLP (“Marcum”) with respect to the fiscal year ended December 31, 2023.

On June 5, 2025, Marcum notified the Company that it had not yet completed the required audit procedures necessary to issue its audit report. Therefore, Marcum had not provided its authorization to include the audit report in the 2024 Annual Report and did not sign the audit report.

As a result, the Company is filing this Amendment No.1 on Form 10-K/A for the year ended December 31, 2024 to correct this deficiency. The only changes that have been made in this Form 10-K/A relate to (i) the cover page, which has been updated to reflect that the Company’s securities are registered pursuant to Section 12(g) of the Act; (ii) Part II, Item 8, “Financial Statements and Supplementary Data,” which includes the authorized Marcum audit report; and (iii) Part IV, Item 15, “Exhibits and Financial Statement Schedules,” which has been updated to include new certifications by the Company’s principal executive officer and principal financial officer.

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

June 10, 2025	Finnovate Acquisition Corp

	By:	/s/ Calvin Kung
	Name:	Calvin Kung
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Calvin Kung	Chairman and Chief Executive Officer	June 10, 2025
Calvin Kung	(Principal Executive Officer)

/s/ Wang Chiu (Tommy) Wong	Chief Financial Officer and Director	June 10, 2025
Wang Chiu (Tommy) Wong	(Principal Financial and Accounting Officer)

/s/ Chunyi (Charlie) Hao	Director	June 10, 2025
Chunyi (Charlie) Hao

/s/ Tiemei (Sarah) Li	Director	June 10, 2025
Tiemei (Sarah) Li

/s/ Sanjay Prasad	Director	June 10, 2025
Sanjay Prasad

61