Form 10-Q
period 2025-03-31
Finnovate Acquisition Corp.
filed 2025-11-19
CIK 1857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of November 19, 2025, the registrant did not have securities issued and outstanding.

FINNOVATE ACQUISTION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements.

FINNOVATE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$99,772	$769
Prepaid expenses	24,030	24,030
Total Current Assets	123,802	24,799
Investments held in Trust Account	10,420,304	10,208,877
Total Assets	$10,544,106	$10,233,676

Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,853,671	$2,138,556
Working Capital Loan – related party	1,204,630	1,204,630
Promissory Note payable – third party	316,520	316,520
Promissory Note payable – related party	1,498,612	1,368,264
Due to a related party	473,268	83,600
Total Liabilities	5,346,701	5,111,570

Commitments and Contingencies

Class A Ordinary Shares subject to possible redemption, 865,292 and 865,292 shares at redemption value of $12.04 and $11.80 at March 31, 2025 and December 31, 2024, respectively	10,420,304	10,208,877

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Class A Ordinary Shares, $0.0001 par value, 500,000,000 shares authorized, 4,462,499 shares issued and outstanding (excluding 865,292 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	446	446
Class B Ordinary Shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Accumulated deficit	(5,223,345)	(5,087,217)
Total Shareholders’ Deficit	(5,222,899)	(5,086,771)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$10,544,106	$10,233,676

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024

Operating, general and administrative expenses	$5,793	$321,203
Loss from operations	(5,793)	(321,203)

Other income
Interest earned on Investments held in Trust Account	81,079	563,129
Interest earned on Bank Account	13	169
Total other income	81,092	563,298
Net Income	$75,299	$242,095

Basic and diluted weighted average shares outstanding, redeemable Class A Ordinary Shares	865,292	4,623,332
Basic and diluted net income per redeemable Class A Ordinary Share	$0.01	$0.03

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	4,462,500	4,462,500
Basic and diluted net income per non-redeemable ordinary share	$0.01	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2024	4,462,499	$446	1	$-	-	$(5,087,217)	$(5,086,771)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(81,079)	(81,079)
Extension contribution	-	-	-	-	-	(130,348)	(130,348)
Net income	-	-	-	-	-	75,299	75,299
Balance - March 31, 2025	4,462,499	$446	1	$-	$-	$(5,223,345)	$(5,222,899)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	capital	deficit	Deficit
Balance - December 31, 2023	4,462,499	$446	1	$-	-	$(2,797,328)	$(2,796,882)
Remeasurement of redeemable Class A Ordinary Shares to redemption value	-	-	-	-	-	(563,129)	(563,129)
Extension Contribution	-	-	-	-	-	(300,000)	(300,000)
Net income	-	-	-	-	-	242,095	242,095
Balance - March 31, 2024	4,462,499	$446	1	$-	$-	$(3,418,362)	$(3,417,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND FOR THE THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$75,299	$242,095
Interest earned on Investments held in Trust Account	(81,079)	(563,129)
Changes in operating assets and liabilities:
Prepaid expenses	-	(39,706)
Accounts payable and accrued expenses	(284,885)	89,783
Due to a related party	389,668	9,000
Net cash provided by/(used in) operating activities	99,003	(261,957)

Cash flows from investing activities:
Extension contribution	(130,348)	(300,000)
Net cash used in investing activities	(130,348)	(300,000)

Cash flows from financing activities:
Proceeds from promissory note – third party	-	200,000
Proceeds from working capital loan – related party	-	167,356
Proceeds from promissory note – related party	130,348	200,000
Net cash provided by financing activities	130,348	567,356

Net change in cash	99,003	5,399
Cash at beginning of period	769	37
Cash at end of period	$99,772	$5,436

Supplemental disclosure of cash flow information:
Remeasurement of redeemable Class A Ordinary Shares to redemption value	$81,079	$563,129

The accompanying notes are an integral part of these unaudited condensed financial statements.

FINNOVATE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Organization and General

Finnovate Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on March 15, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2025 relates to the Company’s formation and its initial public offering (the “Initial Public Offering” or “IPO”) described below, and, since the IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on November 8, 2021 and the subsequent exercise of the over-allotment option, $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at a nationally recognized financial institution, with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement with Continental (the “Trust Agreement”), the trustee will not be permitted to invest in other securities or assets. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the Public Shares if the Company is unable to complete the Business Combination by November 8, 2025, subject to applicable law. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act.

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

The amount in the Trust Account is approximately $12.04 per Public Share as of March 31, 2025. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the underwriting commissions the Company will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the Business Combination with respect to the warrants. The Company’s initial shareholders, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their redemption rights with respect to the 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) purchased in March 2021 (the “Founder Shares”, described in more detail in Note 5) and Public Shares held by them in connection with the completion of the Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its right to its underwriting commission (see Note 9) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, the Company had $99,772 in its operating bank account and a working capital deficit of $5,222,899. The Company’s liquidity needs up to March 31, 2025 had been satisfied by payment from the Sponsor for the Founder Shares, a loan under an unsecured promissory note from the Sponsor of up to $250,000 (the “March 2021 Promissory Note”), drawdowns against the available working capital loan (the “Working Capital Loan”), as well as advances and payments made on behalf of the Company by related parties. The March 2021 Promissory Note was fully repaid as of November 8, 2021.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company with funds as may be required (Working Capital Loans, described in more detail in Note 5). As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under this loan, respectively.

On June 2, 2023, the Company issued a promissory note (the “June 2023 Promissory Note”) in the aggregate principal amount of up to $1,200,000 to the Sponsor, the proceeds from which had been deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve an extension of the Company’s termination date from May 8, 2023 to May 8, 2024 (the “2023 Extension”). The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into warrants of the Company (the “Conversion Warrants”) at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. As of March 31, 2025 and December 31, 2024, the outstanding balance of the June 2023 Promissory Note was $1,100,000 and $1,100,000, respectively, which is included in the Promissory Note payable – related party account on the accompanying unaudited condensed balance sheets, and no interest was accrued.

On November 8, 2023, the Company issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”). The November 2023 Promissory Note was issued in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to the Company for working capital expenses. The November 2023 Promissory Note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of the Company’s liquidation. As of March 31, 2025 and December 31, 2024, the Company had $1,204,630 and $1,204,630 outstanding under the November 2023 Promissory Note included in the Working Capital Loan – related party line of the accompanying unaudited condensed balance sheets, respectively.

On January 26, 2024, the Company issued an unsecured promissory note (the “January 2024 Promissory Note”) in the aggregate principal amount of up to $1,500,000 to Scage International Limited (“Scage”), a party to the Business Combination Agreement entered into by the Company, Scage, and other parties on August 21, 2023 (the “Business Combination Agreement”), for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 31, 2025 and December 31, 2024, the Company had $316,520 and $316,520 outstanding under the January 2024 Promissory Note.

On May 15, 2024, the Company issued an unsecured promissory note (the “May 2024 Promissory Note”) in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the Company’s extension from May 8, 2024 to November 8, 2024 (the “May 2024 Extension”).. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. As of March 31, 2025 and December 31, 2024, the balance outstanding under the May 2024 Promissory Note was $225,000 and $225,000, respectively.

On November 11, 2024, the Company issued an unsecured promissory note (the “November 2024 Note”) in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of March 31, 2025 and December 31, 2024, the balance outstanding on the November 2024 Promissory Note was $173,612 and $43,264, respectively.

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

As of March 31, 2025, $1,598,612 had been deposited into the Trust Account in support of the 2023 Extension and the May 2024 Extension.

Business Combination Agreement

On August 21, 2023, the Company and Scage entered the Business Combination Agreement. Scage is a zero-emission solution provider in China, focusing on the development and commercialization of heavy-duty NEV trucks and e-fuel solutions. Upon consummation of the two mergers and the other transaction contemplated by the Business Combination Agreement (the “Scage Business Combination”), Scage Future, a newly formed holding company (“Pubco”) would seek to be listed on Nasdaq. The outstanding securities of Scage and the Company would be converted into the right to receive securities of Pubco. The transaction represented a post-Business Combination valuation of $1.0 billion ($1,000,000,000) for Scage upon closing of the Scage Business Combination, subject to adjustment.

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

First Amendment to the BCA

On June 18, 2024, the parties to the Business Combination Agreement entered into the First Amendment to the Business Combination Agreement (the “First Amendment”). The First Amendment provides for, among other things, the:

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

Third Amendment to the BCA

On April 2, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to Business Combination Agreement (the “Third Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2025 to July 31, 2025. On June 27, 2025, the Company and Scage consummated the Business Combination contemplated by that certain Business Combination Agreement, with the Company surviving as a wholly owned subsidiary of Scage.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $99,772 and $769 as of March 31, 2025 and December 31, 2024, respectively.

Investment Held in Trust Account

As of March 31, 2025 and December 31, 2024, the assets held in the Trust Account consisted of $10,420,304 and $10,208,877, respectively. The investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

The fair value of the Company’s assets and liabilities which qualify as financial instruments under Financial Accounting Standards Board’s (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

The following table details the fair value measurement of investments held in the Trust Account that were measured at fair value on a recurring basis based on the following first-tiered fair value hierarchy per ASC 820, Fair Value Measurement, as of March 31, 2025 and December 31, 2024.

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total fair value
Investments held in Trust Account:
As of March 31, 2025	$10,420,304	$-	$-	$10,420,304
As of December 31, 2024	$10,208,877	$-	$-	$10,208,877

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

The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of the initial business combination with respect to the warrants. The Sponsor, officers and directors have pursuant to a letter agreement with us, and EarlyBirdCapital has pursuant to the underwriting agreement relating to IPO, agreed to waive their redemption rights with respect to their founders shares or EBC Founder Shares (as defined below), respectively, and any public shares they may acquire during or after IPO in connection with the completion of the initial business combination. The amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of the initial business combination (such that the Company does not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the initial business combination. The Company’s Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholder’s equity section of the Company’s balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets is reconciled in the following table:

	March 31, 2025	December 31, 2024
As of beginning of the period	$10,208,877	$51,200,344
Plus:
Remeasurement of carrying value to redemption value	81,079	1,406,139
Extension Contributions	130,348	668,264
Less:
Redemptions of Class A ordinary shares subject to possible redemption	-	(43,065,870)
As of ending of the period	$10,420,304	$10,208,877

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

As of March 31, 2025 and December 31, 2024, there were 12,933,236 and 12,926,232 Public Warrants and 8,800,000 and 8,800,000 Private Placement Warrants outstanding, respectively. For the three months ended March 31, 2025, the number of Public Warrants outstanding increased by 7,004 due to the separation of Units triggered by the exercise of redemption rights, and there was no change in the number of Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants exercised or expired.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the six months ended March 31, 2025 and 2024, the Company did not generate material international revenues and as of March 31, 2025 and December 31, 2024, the Company did not have material assets located outside of the United States.

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

Accordingly, basic and diluted income per Ordinary Share for the three months ended March 31, 2025 and 2024 is calculated as follows:

	For the three months ended
	March 31, 2025		March 31, 2024
	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-Redeemable Ordinary Shares
Basic and diluted net (loss)/income per share:
Numerator:
Allocation of net (loss)/income	$12,229	$63,070	$123,190	$118,905

Denominator:
Weighted-average shares outstanding	865,292	4,462,500	4,623,332	4,462,500
Basic and diluted net (loss)/income per share	$0.01	$0.01	$0.03	$0.03

Recent Accounting Standards

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires detailed disclosures in the notes to financial statements disaggregating specific expense categories and certain other disclosures to provide enhanced transparency into the nature and function of expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company does not expect to adopt this guidance early and does not expect the adoption of this ASU to have a material impact on its future consolidated financial statements.

In March 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-02 “Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (“ASU 2025-02”), which amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto- Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on the Company’s financial statements.

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

Each Unit consists of one share of Class A Ordinary Shares and three-quarters of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment (see Note 10).

Following the closing of the IPO on November 8, 2021, and subsequent exercise of the over-allotment an aggregate of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants in the IPO and over-allotment exercise was deposited into the Trust Account. As of March 31, 2025, the net proceeds deposited into the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a- 7 of the Investment Company Act, as determined by the Company.

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

On May 8, 2023, the Company issued an aggregate of 4,237,499 (the “Sponsor Shares”) of the Company’s Class A Ordinary Shares to the Sponsor upon the conversion of an equal number of shares of Class B Ordinary Shares (the “Sponsor Conversion”). Combined with the Director Share conversion discussed below, the Sponsor Conversion left one (1) Class B Ordinary Share outstanding. These Sponsor Shares continue to hold the same legend as they did prior to their conversion. Accordingly, these shares are accounted for as Class A Ordinary Shares at their par value.

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

The EBC Founder Shares have been deemed compensation by the Financial Industry Regulatory Authority and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their officers or partners, associated persons or affiliates.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, provide the Company with Working Capital Loans. Any such loans would be on an interest-free basis. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On May 8, 2023, in connection with the Sunorange Investment, the outstanding balance under the existing Promissory Note was forgiven. This was deemed to be a benefit to the Company under SAB Topic 5T. In order to recognize this benefit, the Company de-recognized the outstanding Promissory Note and reclassified it to additional paid-in capital, as an in-substance capital contribution. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loan, respectively.

On June 2, 2023, the Company issued the June 2023 Promissory Note in the aggregate principal amount of up to $1,200,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Company’s May 8, 2023 shareholder vote to approve the Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per warrant. The Conversion Warrants shall be identical to the Placement Warrants issued by the Company at the IPO. The Company has determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the June 2023 Promissory Note was $1,100,000 and $1,100,000, respectively.

On November 8, 2023, the Company issued the November 2023 Promissory Note the amount of $1,500,000 to Sunorange Investment. The November 2023 Promissory Note is non-interest bearing and is due at the earlier of consummation of the Business Combination or liquidation. Prior to the November 2023 Promissory Note being in place, related parties were making advances to the Company and on behalf of the Company for the purposes of paying its vendors. All advances made by the related parties between May 8, 2023 and the date of execution are retroactively covered by the November 2023 Promissory Note. As of March 31, 2025 and December 31, 2024, $1,204,630 and $1,204,630, respectively, was outstanding under the November 2023 Promissory Note.

On May 15, 2024, the Company issued the May 2024 Promissory Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the May 8, 2024 shareholder vote to approve the May 2024 Extension. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. As of March 31, 2025 and December 31, 2024, the balance outstanding on the May 2024 Promissory Note was $225,000 and $225,000, respectively.

On November 11, 2024, the Company issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the November 2024 Extension. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates our Business Combination and (ii) the date that the winding up of the Company is effective. As of March 31, 2025 and December 31, 2024, the balance outstanding on the November 2024 Promissory Note was $173,612 and $43,264, respectively.

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

NOTE 6 – PROMISSORY NOTE – THIRD PARTY

On January 26, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of up to $1,500,000 to Scage for the Company’s working capital needs. The January 2024 Promissory Note does not bear interest and matures upon the earlier of the closing of an initial Business Combination by the Company and the Company’s liquidation. As of March 31, 2025 and December 31, 2024, $316,520 and $316,520 was outstanding under the January 2024 Promissory Note.

NOTE 7 – INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2025, investments in the Company’s Trust Account consisted of $10,420,304 in an interest-bearing demand deposit account. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$10,420,304	$10,420,304	$-	$-
	$10,420,304	$10,420,304	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Cash in demand deposit account	$10,208,877	$10,208,877	$-	$-
	$10,208,877	$10,208,877	$-	$-

NOTE 8 – SEGMENT INFORMATION

The CODM assesses performance for the single segment and decides how to allocate resources based on net (loss) income that also is reported on the statements of operations as net (loss) income. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net (loss) income and total assets, which include the following:

	As of March 31, 2025	As of December 31, 2024
Cash	$99,772	$769
Investments held in Trust Account	10,420,304	10,208,877

	For the three months ended March 31,
	2025	2024
Operating, general and administrative expenses	$5,793	$321,203
Interest earned on Investments held in Trust Account	81,079	563,129

The CODM reviews interest earned on the investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure that costs are aligned with all agreements and budget. Operating, general and administrative expenses as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net (loss) income are reported on the statements of operations and described within their respective disclosures.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares and Private Placement Warrants (and any shares of Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A Ordinary Shares). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company agreed to bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Business Combination to assist in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services solely in the event of consummation of the Business Combination in an amount equal to 1.75%, or $3,018,750) of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable). As of the date that the unaudited condensed financial statements are issued, $3,018,750 and $2,208 were recorded in service fees and interest expenses related to this agreement.

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

On August 29, 2023, the Company engaged a third-party consultant to provide the Company with an introduction to potential targets for its Business Combination. Pursuant to the terms of the agreement, the Company has agreed to pay a contingent fee of 0.5% of the implied enterprise value of the target if the Company consummates a Business Combination. On October 13, 2024, the agreement was amended and restated to, among other things, reduce the contingent fee to 0.05%. As of the date that the unaudited condensed financial statements are issued, $400,000 was recorded in service fees related to this agreement.

Legal Agreement

The Company has engaged a third-party legal firm to provide the Company with assistance in various aspects of any potential Business Combination. Pursuant to the terms of the agreement, the Company has agreed to contingent payments upon the achievement of certain milestones. This administrative service arrangement was terminated as of September 30, 2024.

NOTE 10 – SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 4,462,499 shares of Class A Ordinary Shares issued and outstanding (excluding 865,292 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there was one share of Class B Ordinary Shares issued and outstanding.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 19, 2025. Based upon this review the Company did not identify any subsequent events, other than those described below, that would have required adjustment or disclosure in the financial statements.

 On April 2, 2025, the parties to the Business Combination Agreement entered into the Third Amendment to the Business Combination Agreement (the “Third Amendment”), pursuant to which the parties agreed to extend the Outside Date (as defined in the Business Combination Agreement) from March 31, 2025 to July 31, 2025.

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

On June 27, 2025, the Company and Scage consummated the Business Combination contemplated by the Business Combination Agreement, with the Company surviving as a wholly owned subsidiary of Scage. On June 30, 2025, the American Depositary Shares (“ADSs”) and the assumed warrants of Scage commenced trading on Nasdaq under the symbols “SCAG” and “SCAGW,” respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on March 15, 2021 and formed for the purpose of entering into a Business Combination with one or more businesses. We consummated our Initial Public Offering on November 8, 2021 and the Scage Business Combination on June 27, 2025 with the Company surviving as a wholly owned subsidiary of Scage. On June 30, 2025, the ADSs and the assumed warrants of Scage commenced trading on Nasdaq under the symbols “SCAG” and “SCAGW,” respectively.

We completed the sale of 15,000,000 Units at $10.00 per Unit on November 8, 2021. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 7,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor as well as to EarlyBirdCapital, generating gross proceeds of $7,900,000 from the sale of the Private Placement Warrants.

On November 12, 2021, we closed on the full exercise of the underwriters’ over-allotment option, which resulted in the sale of an additional 2,250,000 Units for additional gross proceeds to us of $22,500,000 and aggregate IPO and over-allotment gross proceeds of $172,500,000. Simultaneously with the exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants, which resulted in additional gross proceeds of $900,000 and aggregate private placement proceeds from the IPO and over-allotment of $8,800,000.

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

In connection with the closing of the Sunorange Investment, on May 8, 2023, Sunorange caused $300,000 to be deposited into the Trust Account to support the first three months of the 2023 Extension. Sunorange has agreed to deposit into the Trust Account an additional $100,000 for each successive month, or portion thereof, that is needed by us to complete an initial Business Combination until May 8, 2024. As of March 31, 2025, $1,200,000 had been deposited into the Trust Account in support of the 2023 Extension.

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

On June 2, 2023, we issued the June 2023 Promissory Note, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with our May 8, 2023 shareholder vote to approve the 2023 Extension. The Sponsor agreed to pay $100,000 per month until the completion of an initial Business Combination, commencing on May 8, 2023 and continuing through May 8, 2024. The June 2023 Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $1,200,000 of the unpaid principal amount of the June 2023 Promissory Note may be converted into Conversion Warrants at a conversion price of $1.00 per Warrant. The Conversion Warrants shall be identical to the Private Placement Warrants issued by us at the IPO. We have determined that the fair value of the June 2023 Promissory Note is its face value as the note was not issued with a substantial premium. The Sponsor funded the first three months of the June 2023 Promissory Note in its first payment. As of March 31, 2025 and December 31, 2024, the outstanding balance of the June 2023 Promissory Note was $1100,000 and $1,100,000, respectively, and no interest was accrued.

Founder Share Conversion

On May 8, 2023,  following the approval of the Conversion Amendment Proposal by our shareholders at the 2023 EGM, we issued an aggregate of 4,312,499 Class A Ordinary Shares to the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and our former independent directors Mitch Garber, Nadav Zohar and Gustavo Schwed as Founder Shares (the “Founder Share Conversion”). Also on May 8, 2023, we issued an aggregate of 75,000 Class A Ordinary Shares to our former independent directors and the holders of our 75,000 Class B Ordinary Shares upon the conversion of an equal number of shares of Class B Ordinary Shares. On the same day, in connection with the closing of the Sunorange Investment, the Class A Ordinary Shares held by the directors were transferred to designees of Sunorange. The Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement on Form S-1 initially filed with the SEC on October 15, 2021, as amended, and declared effective on November 3, 2021 (File No. 333-260261) (the “IPO Registration Statement”). Following the Founder Share Conversion, there were 9,085,831 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Share Conversion, the Sponsor and certain designees of Sunorange hold, in the aggregate, approximately 47.5% of our Class A Ordinary Shares that are outstanding.

On January 3, 2025, the Sponsor consummated a distribution of its assets in accordance with its governing documents, which included the distribution of 4,237,499 Class A Ordinary Shares, one (1) Class B Ordinary Share and 8,243,038 Private Placement Warrants then held by the Sponsor to its constituent members (i.e., the Sponsor Distribution). Following the Sponsor Distribution, the Sponsor no longer holds any of our securities. In the Sponsor Distribution, Mr. Calvin Kung, our Chief Executive Officer and Director, received 25,000 Class A Ordinary Shares. Mr. Wang Chiu (Tommy) Wong, our Chief Financial Officer and Director, received 226,153 Class A Ordinary Shares, of which 15,000 Class A Ordinary Shares were distributed to Mr. Wong in his personal capacity and 211,153 Class A Ordinary Shares were distributed to Sun Tone Limited, for which Mr. Wong is the sole owner and director. Mr. Wong also received 464,964 Private Placement Warrants through Sun Tone Limited. While the recipients of our securities in the Sponsor Distribution agreed to remain subject to the lock-up restrictions, distributees who are not affiliates of us are not required to vote their shares in favor of our initial business combination, and a portion of the distributed shares may be released from such lock-up restrictions prior to the initial business combination in connection with applicable stock exchange listing requirements.

Scage Business Combination

On August 21, 2023, we entered into the Business Combination Agreement with Pubco, Hero 1, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, Hero 2, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco, and Scage.

Extensions of our Combination Period

On May 2, 2024, we held an extraordinary general meeting in lieu of an annual general meeting of shareholders (the “May 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from May 8, 2024 to November 8, 2024 (the “Second Extension Amendment”). Shareholders holding 2,374,826 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “May 2024 Redemptions”). These shares were redeemed for approximately $11.33 per share for a total redemption value paid from the Trust Account of approximately $26,907,976. On May 15, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $225,000 (the “May 2024 Note”) to the Sponsor, which were deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $37,500 per month until the completion of our initial business combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. As of March 31, 2025, the Sponsor had deposited an aggregate of $225,000 into the Trust Account to support the Second Extension Amendment on behalf of us.

On November 6, 2024, we held an extraordinary general meeting of shareholders (the “November 2024 EGM”) to amend the Articles to approve the extension of the date by which the Company has to consummate an initial business combination from November 8, 2024 to May 8, 2025 (the “Third Extension Amendment”). Shareholders holding 1,383,214 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in our Trust Account (the “November 2024 Redemptions”). These shares were redeemed for approximately $11.68 per share for a total redemption value paid from the Trust Account of approximately $16.16 million. On November 11, 2024, we issued an unsecured promissory note in the aggregate principal amount of up to $259,588 (the “November 2024 Note”) to the Sponsor, which were deposited into the Trust Account for the benefit of each public share that was not redeemed in connection with the Third Extension Amendment. The Sponsor agreed to pay $43,264 per month until the completion of our initial business combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. We also agreed to waive our right to withdraw $50,000 out of $100,000 of interest accrued on the Trust Account to pay dissolution expenses. As of March 31, 2025, the Sponsor had deposited an aggregate of $173,612 into the Trust Account to support the Third Extension Amendment on behalf of us.

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

Following the Founder Share Conversion, the 2023 Redemptions, the May 2024 Redemptions, the November 2024 Redemptions and immediately following the May 2025 Redemption, there were 4,584,957 Class A ordinary shares and one Class B ordinary share issued and outstanding.

Nasdaq Compliance

On January 22, 2024, we received a deficiency notice from the Staff of Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5620(a), which requires that Nasdaq-listed companies hold an annual meeting of shareholders within twelve months of their fiscal year end (the “Annual Meeting Requirement”), because we did not hold an annual meeting of shareholders within twelve months of our fiscal year ended December 31, 2022. The notification received has no immediate effect on our Nasdaq listing. On March 7, 2024, we submitted to Nasdaq a plan to regain compliance with the Annual Meeting Requirement, pursuant to which we requested an extension through June 28, 2024, by which date we must regain compliance with the Annual Meeting Requirement.

On May 6, 2024, we received a deficiency notice from the Listing Qualifications Department of Nasdaq notifying that since we were first notified on October 9, 2023, we had not regained compliance with Nasdaq Listing Rule 5450(a)(2), which requires a company listed on The Nasdaq Global Market to have a minimum of 400 total public shareholders by the end of the 180-day extension period ended April 8, 2024.

On July 3, 2024, we received written notice from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) had granted our request for continued listing on Nasdaq, subject to us completing a business combination with an operating entity and evidencing compliance with the criteria for initial listing on Nasdaq, including the applicable public shareholders requirement, by November 4, 2024.

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

On April 28, 2025, Nasdaq notified us that on April 30, 2025, it would announce that it will delist the Company’s Ordinary Shares, warrants and units. The Company’s securities were suspended on November 12, 2024, and have not been traded on Nasdaq since that time. Nasdaq filed a Form 25 with the SEC to complete the delisting on May 21, 2025. The delisting became effective ten days after the Form 25 was filed . Following the effectiveness of the Form 25, the Company’s units, Ordinary Shares and warrants continued to be eligible to be quoted on the OTC Markets under the tickers “FNVUF,” “FNVTF,” and “FNVWF,” respectively.

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

Consummation of the Business Combination

On June 27, 2025, we and Scage consummated the Business Combination contemplated by that certain Business Combination Agreement, dated as of August 21, 2023, as amended on June 18, 2024, on October 31, 2024 and on April 2, 2025, with the Company surviving as a wholly owned subsidiary of Scage. On June 30, 2025, the ADSs and the assumed warrants of Scage commenced trading on Nasdaq under the symbols “SCAG” and “SCAGW,” respectively.

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from March 15, 2021 (inception) through March 31, 2025, relates to our formation and Initial Public Offering that occurred on November 8, 2021, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our condensed unaudited financial statements, March 31, 2025.

For the three months ended March 31, 2025, we had a net income of $75,299 consisting of $81,092 in interest earned on the bank account and the investment held in the Trust Account offset by $5,793 in operating, general and administrative expenses.

For the three months ended March 31, 2024, we had a net income of $242,095 consisting of $563,298 in interest earned on the bank account and the investment held in the Trust Account offset by $321,203 in operating, general and administrative expenses.

Factors that May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had cash outside our Trust Account of $99,772 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use prior to our initial Business Combination.

For the three months ended March 31, 2025, we provided $99,003 in operating activities, which was largely driven by $389,668 from changes in balances due to a related party and a net income of $75,299, offset by payments in accounts payable and accrued expenses of $284,885.

For the three months ended March 31, 2025, we used $130,348 in our investing activities, which was driven by $130,348 in Extension contributions.

For the three months ended March 31, 2025, we were provided $130,348 from our financing activities, resulting from the proceeds from our promissory notes of $130,348.

As noted above, pursuant to our Initial Public Offering on November 8, 2021 and the full exercise of the over-allotment option on November 12, 2021, we sold 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds to us of $172,500,000. These funds as well as a portion of the $8,800,000 in proceeds from the sale of Private Placement Warrants were placed in the Trust Account such that the Trust Account held an aggregate of $175,900,000, or $10.20 per Unit, as of November 12, 2021. These funds are to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us. As of March 31, 2025, approximately $10.42 million of the Initial Public Offering proceeds as well as interest earned thereon were held in the Trust Account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Initial Shareholders or their affiliates or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts (subject to the conversion rights described below). In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may at the option of the lender determined at the time of the loan be convertible into Warrants at a price of $1.00 per Warrant of the post-initial Business Combination entity. The Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying Warrants. As of March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the Working Capital Loan.

On May 8, 2023, in connection with the Sunorange Investment, the Working Capital Loan and all amounts outstanding thereunder were canceled in full. This was deemed to be a benefit to us under SAB Topic 5T. In order to recognize this benefit, we de-recognized the outstanding promissory note and reclassified it to additional paid-in capital, as an in-substance capital contribution.

On November 8, 2023, we issued a promissory note in the principal amount of up to $1,500,000 to Sunorange (the “November 2023 Promissory Note”) in connection with advances made by Sunorange since May 8, 2023 and advances Sunorange may make in the future to us for working capital expenses. The note is non-interest bearing and payable upon the earlier of (i) the date of the consummation of the Business Combination or (ii) the date of our liquidation. As of March 31, 2025 and December 31, 2024, we had $1,204,630 and $1,204,630 outstanding under the November 2023 Promissory Note, respectively.

On January 26, 2024, we issued a promissory note in the aggregate principal amount of up to $1,500,000 to Scage (the “January 2024 Promissory Note”) for our working capital needs, including but not limited to any payment obligations to support the 2023 Extension. The note does not bear interest and matures upon the earlier of the closing of our initial Business Combination and our liquidation. As of March 31, 2025 and December 31, 2024, we had $316,520 and $316,520 outstanding under the January 2024 Promissory Note, respectively.

On May 15, 2024, we issued the May 2024 Note in the aggregate principal amount of up to $225,000 to the Sponsor, which were deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $37,500 per month until the completion of an initial Business Combination, commencing on May 8, 2024 and continuing through November 8, 2024. The May 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of March 31, 2025 and December 31, 2024, we had $225,000 and $225,000 outstanding under the May 2024 Note, respectively.

On November 11, 2024, we issued the November 2024 Note in the aggregate principal amount of up to $259,588 to the Sponsor, which will be deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Third Extension Amendment. The Sponsor agreed to pay $43,264 per month until the completion of an initial Business Combination, commencing on November 8, 2024 and continuing through May 8, 2025. The November 2024 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our Business Combination and (ii) the date that our winding up is effective. As of March 31, 2025 and December 31, 2024, we had $173,612 and $43,264 outstanding balance under the November 2024 Note, respectively.

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

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2025, we did not have any long-term debt, capital or operating lease obligations.

We have entered into an Administrative Services Agreement pursuant to which we are paying our sponsor for office space, utilities and administrative support services, in the amount of $3,000 per month, which agreement was terminated as of October 1, 2024.

We have engaged EarlyBirdCapital as an advisor in connection with our initial Business Combination to assist us in holding meetings with our shareholders to discuss the potential initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the initial Business Combination and assist us with our press releases and public filings in connection with the initial Business Combination. In connection with the Sunorange Investment, we have agreed to pay EarlyBirdCapital a reduced cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 1.75% of the gross proceeds of our IPO (exclusive of any applicable finders’ fees which might become payable). As of the date that the unaudited condensed financial statements are issued, $3,018,750 and $2,208 were recorded in service fees and interest expenses related to this agreement.

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

On August 29, 2023, we engaged a third-party consultant to provide us with introduction to potential targets for our Business Combination. Pursuant to the terms of the agreement, as amended and restated on October 13, 2024, we have agreed to pay a contingent fee of 0.05% of the implied enterprise value of the target if we consummate a Business Combination. As of the date that the unaudited condensed financial statements are issued, $400,000 was recorded in service fees related to this agreement.

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

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in “Note 2 – Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Report with those considered critical outlined below. Our unaudited financial statements have been prepared in accordance with GAAP. Certain of our accounting policies require that Management applies significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, Management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

In March 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-02 “Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (“ASU 2025-02”), which amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto- Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on our financial statements.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2025, due to material weaknesses in our internal control over financial reporting of complex financial instruments, recognition of billed and unbilled professional fees, recognition of prepaid expenses, classification of related party payables and accounting for related party notes payable as further described below.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023, March 31, 2024, June 30, 2024, September 30, 2024, as filed with the SEC on May 22, 2023, November 6, 2023, December 14, 2023, May 20, 2024, August 19, 2024, and December 10, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Scage and the Scage Business Combination, please see the Registration Statement on Form F-4 in connection with the Scage Business Combination, as amended, which was initially filed with the SEC on August 7, 2024 and was declared effective by the SEC on December 27, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURE	TITLE	DATE

/s/ Chao Gao	Chief Executive Officer and Chief Financial Officer	November 19, 2025
Chao Gao	(Principal Executive Officer, Principal Financial and Accounting Officer)